Form 10QSB
period 2003-05-31
UCLUELET EXPLORATION CORP
filed 2003-08-21
CIK 1213109

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended May 31, 2003

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-102661

UCLUELET EXPLORATION CORP.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0389524
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2861 W. 12TH AVENUE, VANCOUVER, BRITISH COLUMBIA, CANADA V6K 2R1
(Address of Principal Executive Offices)
(604) 734-5501
Issuer's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:
    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2003 there were 2,000,000 common shares outstanding.

UCLUELET EXPLORATION CORP.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of May 31, 2003 (unaudited)

Statements of Operations for the three month period ended May 31, 2003 and May 31, 2002, and for the six month period ended May 31, 2003 and May 31, 2002, and for the Period from June 21, 2002 (Inception) through May 31, 2003 (unaudited)

Statements of Cash Flow for the six month period ended May 31, 2003 and May 31, 2002, and for the Period from June 21, 2002 (Inception) through May 31, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3 - Controls and Procedures
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Change in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters of a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Other Reports on Form 8-K
CERTIFICATION

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Ucluelet Exploration Corp. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - May 31, 2003

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
May 31, 2003
(Unaudited)

ASSETS
Current assets
Cash	$ 1,177
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 2,000
Shareholder advances	2,500
Total current liabilities	4,500
Commitments
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,000,000 shares issued and outstanding	20
Additional paid in capital	3,252
Deficit accumulated during the development stage	(6,595)
Total Stockholders' Deficit	(3,323)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,177

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended May 31, 2003
and Period from June 21, 2002 (Inception) through May 31, 2003
(Unaudited)

	Three Months Ended May 31,	Six Months Ended May 31,	Inception through May 31,
	2003	2003	2003
General and administrative	$ 230	$ 3,294	$ 6,595
Net loss	$ (230)	$ (3,294)	$ (6,595)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,000,000	2,000,000

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2003
and Period from June 21, 2002 (Inception) through May 31, 2003
(Unaudited)

	Six Months Ended May 31,	Inception through May 31,
	2003	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,294)	$ (6,595)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	1,272
Net change in:
Accounts payable	-	2,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,294)	(3,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	-	2,000
Proceeds from shareholder advances	1,500	2,500
CASH FLOWS FROM FINANCING ACTIVITIES	1,500	4,500
NET INCREASE (DECREASE) IN CASH	(1,794)	1,177
Cash, beginning of period	2,971	-
Cash, end of period	$ 1,177	$ 1,177

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ucluelet Exploration Corp. ("Ucluelet") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form SB2, have been omitted.

NOTE 2 - SUBSEQUENT EVENT

In August 2003, Ucluelet sold 267,000 shares of common stock to individuals at $.10 per share or $26,700.

____________________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH THE COMPANY'S MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH THE COMPANY'S FORM 10-KSB.

Financial Condition, Liquidity and Capital Resources

Since inception on June 21, 2002, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At May 31, 2003, we had negative working capital of $3,323 compared to negative working capital of $29 at February 28, 2003.

At May 31, 2003, our Company's total assets of $1,177 consisted of only cash. This compares with our Company's assets at February 28, 2003 of $2,971, which consisted only of cash.

At May 31, 2003, our Company's total liabilities were $4,500, compared to our liabilities of $3,000 at February 28, 2003.

Our Company has not had revenues from inception. We were currently raising up to an aggregate of $190,000 pursuant to our Form SB-2 registration statement, declared effective July 14, 2003. At this time we have insufficient capital resources to explore and develop our mineral properties.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $230 for the three months ending May 31, 2003, losses of $3,294 for the six months ended May 31, 2003 and losses of $6,595 since inception to May 31, 2003. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending May 31, 2003 were $230, compared to our operating expenses for the six months ending May 31, 2003 of $3,294 and our losses from inception to May 31, 2003 which were $6,595.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Mr. David Heel, chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Heel concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCLUELET EXPLORATION CORP.

(Registrant)

By:_/s/ David Heel President, CEO, Treasurer, CFO, Secretary & Director
Date: August 21, 2003

__________________________________________________________________________________________

CERTIFICATION PURSUANT TO RULE 13a-14 OF
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, David Heel, Principal Executive Officer and Principal Financial Officer of the Company certify that:

1) I have reviewed this quarterly report on Form 10-QSB of the Company;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 21, 2003

/s/ David Heel
David Heel,
President, Secretary, Treasurer
CEO, CFO & Director

__________________________________________________________________________________________

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ucluelet Exploration Corp. (the "Company") on Form 10-QSB for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Heel, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

    /s/ David Heel
    David Heel
    Principal Executive Officer
    August 21, 2003

    __________________________________________________________________________________________

    EXHIBIT 99.2

    CERTIFICATION PURSUANT TO
    18 U.S.C. SECTION 1350,
    AS ADOPTED PURSUANT TO
    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Ucluelet Exploration Corp. (the "Company") on Form 10-QSB for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Heel, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Heel
David Heel
Principal Financial Officer
August 21, 2003