Form 10QSB
period 2003-08-31
UCLUELET EXPLORATION CORP
filed 2003-10-20
CIK 1213109

This Form 10-QSB is the subject of a Form 12b-25

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended August 31, 2003

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

Check whether the issuer:

1.   filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

2.   has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 31, 2003 there were 2,267,000 common shares outstanding.

UCLUELET EXPLORATION CORP.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of August 31, 2003 (unaudited)

Statements of Operations for the three month period ended August 31, 2003 and August 31, 2002, and for the nine month period ended August 31, 2003 and August 31, 2002, and for the Period from June 21, 2002 (Inception) through August 31, 2003 (unaudited)

Statements of Cash Flow for the nine month period ended August 31, 2003 and August 31, 2002, and for the Period from June 21, 2002 (Inception) through August 31, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
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

Item 1. Financial Statements - August 31, 2003

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
August 31, 2003
(Unaudited)

ASSETS
Current assets
Cash	$ 27,865
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,000
Shareholder advances	2,800
Total current liabilities	4,800
Commitments
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,267,000 shares issued and outstanding	2,267
Additional paid in capital	27,705
Deficit accumulated during the development stage	(6,907)
Total Stockholders' Equity	23,065
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,865

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended August 31, 2003
and Period from June 21, 2002 (Inception) through August 31, 2003
(Unaudited)

	Three months ended August 31,		Nine months ended August 31,		Inception through August 31,
	2003	2002	2003	2002	2003

General and Administrative	$ 312	$ -	$ 3,606	$ -	$ 6,907
Net loss	$ (312)	$ -	$ (3,606)	$ -	$ (6,907)
Net loss per share:
Basic and diluted	$ (0.00)	n/a	$ (0.00)	n/a
Weighted average shares outstanding:
Basic and diluted	2,034,304	n/a	2,011,518	n/a

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2003
and Period from June 21, 2002 (Inception) through August 31, 2003
(Unaudited)

	Nine Months Ended August 31,	Nine Months Ended August 31,	Inception through August 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,606)	$ -	$ (6,907)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	-	1,272
Net change in:
Accounts payable	-	-	2,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,606)	-	(3,635)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	26,700	-	28,700
Proceeds from shareholder advances	1,800	-	2,800
CASH FLOWS FROM FINANCING ACTIVITIES	28,500	-	31,500
NET CHANGE IN CASH	24,894	-	27,865
Cash, beginning of period	2,971	-	-
Cash, end of period	$ 27,865	$ -	$ 27,865

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

NOTE 2 - COMMON STOCK

In August 2003, Ucluelet sold 267,000 shares of common stock to individuals at $.10 per share or $26,700.

NOTE 2 - SUBSEQUENT EVENT

In September 2003, Ucluelet sold 640,750 shares of common stock to individuals at $.10 per share or $64,075.

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

At August 31, 2003, we had working capital of $23,065 compared to working capital of $29 at February 28, 2003.

At August 31, 2003, our Company's total assets of $27,865 consisting of cash. This compares with our Company's assets at
February 28, 2003 of $2,971 also consisted only of cash.

At August 31, 2003, our Company's total liabilities were $4,800, compared to our liabilities of $3,000 as of February 28, 2003.

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

Results of Operations.

The Company posted losses of $312 for the three months ending August 31, 2003, losses of $3,606 for the nine months ended August 31, 2003 and losses of $6,907 since inception to August 31, 2003. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending August 31, 2003 were $312 compared to our operating expenses for the nine months ending August 31, 2003 of $3,606 and our losses from inception to August 31, 2003 which were $6,907.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures
(as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the fiscal quarter covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

UCLUELET EXPLORATION CORP.

(Registrant)

By:_/s/ David Heel___________________ President, CEO, Treasurer, CFO, Secretary & Director
Date: October 15, 2003

___________________________________________________________________________________________

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

 Date: October 15, 2003

/s/ David Heel_______________________
David Heel, President, Secretary, Treasurer
CEO, CFO & Director

___________________________________________________________________________________________

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ucluelet Exploration Corp. (the "Company") on Form 10-QSB for the period ending
August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Heel, Principal
Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley
Act of 2002, that, to the best of my knowledge and belief:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Heel___________________
David Heel
Principal Executive Officer

October 15, 2003

___________________________________________________________________________________________

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ucluelet Exploration Corp. (the "Company") on Form 10-QSB for the period ending
August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Heel, Principal
Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Heel__________________
David Heel
Principal Financial Officer

October 15, 2003