Form 10KSB
period 2003-11-30
UCLUELET EXPLORATION CORP
filed 2004-02-27
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-50375
UCLUELET EXPLORATION CORP.
(Name of small business issuer in its charter)
Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2861 West 12th Avenue, Vancouver, BC	V6K 2R1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604-734-5501

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $310,075.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,100,750 common shares issued and outstanding as of February 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Ucluelet" mean Ucluelet Exploration Corp., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on June 21, 2002. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and our business office is located at 2861 West 12th Avenue, Vancouver, BC, V6K 2R1.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.

In January, 2003 David Heel, our President and member of the board of directors acquired eight mineral claims of by arranging the staking of the same through a third party local prospector. Mr. Heel paid $1,272 to stake the claims. The claims were registered in Mr. Heel's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed.

The claims were restaked by David Heel in February 2004. David Heel is licensed to stake claims in British Columbia as a Free Miner. A Free Miner is qualified to explore and stake mineral claims in the Province of British Columbia. Mr. Heel also staked an additional eight claims which are contiguous to the original claims. All of the 16 claims are in good standing until February 2005.

The claims are recorded in Mr. Heel's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office.

The property consists of sixteen mineral claims totaling approximately 1,000 acres. The property is located approximately 82 miles west of Nanaimo, British Columbia, Canada, approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division.

We hold title to the sixteen mineral claims. The sixteen mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We have to begin exploration on or before February 13, 2005, or pay $100 per claim to prevent the property from reverting to the Crown.

To our knowledge, David Heel staked the 1,000 acre property in southwestern British Columbia in February 2004 and there were no previous owners, operators, or operations on the property, besides us.

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by David Heel. Exploration has not commenced on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

Mr. Heel, one of our officers and directors has visited our property. Mr. Heel is currently searching for a qualified geologist to assist in the exploration of our property. We may consider appointing a geologist to the board of directors in the near future. The basis for the exploration plans and cost estimates described below in this section are derived from Mr. Heel's informal discussions with geologists and mining companies familiar with the exploration process.

The property is without known reserves and our proposed program is exploratory in nature. We must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. Specifically, we intend to explore for gold on the properties. When soil samples taken from the property are analyzed, we will also look for traces of silver, lead, iron and zinc, however, our focus is on the search for gold.

Our exploration program is designed to economically explore and evaluate the properties.

On January 29, 2004, the Company purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property located in Aspen Grove, British Columbia for $7,400. The property is subject to a 2% net smelter royalty in favour of the Optionor. We are required to make the following payments to the optionor to earn a 100% interest in the property: (1) $20,000 on or before January 29, 2005; (2) $30,000 on or before January 30, 2006; and (3) $40,000 on or before January 29, 2007. The property consists of 23 mineral claims over a total of approximately 1,543 acres.

The claims in the area were originally held since the 1980's by Inco Ltd. and were worked by Vanco and others up to 1991. Cassidy Gold wrote a summary report on the property which recommended a $75,000 trenching and small drill program that included work in the Hit Property.

With Inco Ltd holding claims in the area for nearly 20 years and not conducting work on them for more than 10 years this is the first opportunity for a company to follow up the early exploration efforts.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2005.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending November 30, 2005.

Competition

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available gold markets exist in Canada and around the world for the sale of gold.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Government Regulations and Supervision

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

Posting claims

Working claims

Reporting work performed

The Mineral Tenure Act (British Columbia) and Regulation also governs the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The holder of a mineral claim must perform exploration and development work on the claim of $100 in each of the first three years and $200 in the eighth and subsequent years.

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

Prospecting using hand-held tools

Geological and geochemical surveying

Airborne geophysical surveying

Hand-trenching without the use of explosives

The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

Drilling, trenching and excavating using machinery

Disturbance of the ground by mechanical means

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The notice is submitted to the regional office of the Mines Branch, Energy Division.

We currently do not have any pending applications for government approval of our exploration program. We only require one permit for exploration and we have not yet applied for it since it is not required until later stages of exploration (i.e. drilling). We estimate that this exploration permit can be obtained within 2 weeks.

Environmental Law

The Code deals with environmental matters relating to the exploration and development of mining properties. The goal of this Act is to protect the environment through a series of regulations affecting:

1. Health and Safety

2. Archaeological Sites

3. Exploration Access

We are responsible to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and we know what that will involve from an environmental standpoint.

We are in compliance with the Mineral Tenure Act (British Columbia) and the Code will continue to comply with these regulations in the future. We believe that compliance with these regulations will not adversely affect our business operations in the future.

There is no requirement to reclaim the mineral claims after we have completed our exploration program. However, a claim must be maintained by performing an annual work requirement or by payment of cash in lieu of work. The minimum amount of exploration and development work on the claim must be $100 per claim in each of the first three years and $200 in the eighth and subsequent years. Provided we meet the minimum annual work requirements or pay cash in lieu of work we will maintain the claims in good standing.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We do not own any resource properties. We own 16 mineral claims and title to our property is not registered in our name. We also own an option to acquire a 100% interest in a mineral property.

We do not own any resource properties. We own sixteen mineral claims in British Columbia. Title to our property is not registered in our name but is registered in the name of our president, Mr. David Heel who conveyed title to the claims to us by an unrecorded deed, dated February 13, 2004. We also hold an option to acquire a 100% interest in a mineral property but we may lack sufficient funds to exercise our option. This would result in our losing the interest.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $7,472. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

    Our ability to locate a profitable resource property;
    Our ability to generate revenues; and
    Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with exploration of our mineral properties. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not raise enough money for exploration or to exercise our option on our mineral property, we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need additional financing before we are able to continue our exploration efforts. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials.

We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We do not have enough money to complete the explorations proposed in properties and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We do not have enough money to commence first stages of the exploration of our projects. We will require additional funding to complete subsequent phases of exploration. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is oil and gas on our property. It could cost as little as $1,000,000 and as much as $10,000,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold, that production will be profitable. We did not rely upon any expert advice in selecting our property for exploration.

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee that we will ever find any gold. We did not rely upon any expert advice in selecting the property for the exploration. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover the gold, we cannot guarantee that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

Our officers and directors lack experience in the mining industry and will be devoting a small amount of their professional time to our activities.

Our officers and directors have little or not direct experience in the mining industry. Further, our officers and directors will be devoting a small amount of their professional time to our operations. Our management's lack of experience and devotion of time may make us more vulnerable than other companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management's estimates of expenditures are erroneous this may harm our business.

Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations and could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

We have not yet discovered any gold. Even if we are successful in discovering gold we may not be able to realize a profit from its sale. The price of gold is depressed compared to past years. This makes it harder to make a profit. If we cannot make a profit, we will have to cease operations until market conditions improve or cease operations altogether.

The price of an ounce of gold is approximately $400. In the past, the price has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we cannot make a profit, we will have to cease operations until the price of gold increases or case operations all together. Because the cost to mine the gold is fixed, the lower the market, the less likelihood we will be to make a profit.

Our officers and directors own a total of 2,000,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 2,000,000 shares of stock, which is 64.5% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Volatility of Stock Price.

Our common shares are not currently publicly traded. In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for software technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Item 2. Description of Property.

Our principal offices are located at 2861 West 12th Avenue, Vancouver, British Columbia V6K 2R1 and our telephone number is 604.734.5501. This office space is an office sharing arrangement being provided as an accommodation to us by a business associate of our president, David Heel, where we can receive mail and perform other minimal corporate functions. We are not currently compensating Mr. Heel's business associate for providing us with office space. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities. When we commence operations of our exploration program, it will be necessary for us to seek appropriate individual space. We believe suitable office space will be available when it is needed. Suitable office space will include 600 square fee of space with necessary telephone and Internet hook-ups.

In January, 2003 David Heel, our President and member of the board of directors acquired eight mineral claims of by arranging the staking of the same through a third party. Mr. Heel paid $1,272 to stake the claims. The claims were registered in Mr. Heel's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed.

The claims were restaked in February 2004 by our President, David Heel, who is licensed to stake claims in British Columbia as a Free Miner. A Free Miner is qualified to explore and stake mineral claims in the Province of British

Columbia. A Free Miner is the only qualified person capable of staking a valid mineral claim in the Province of British Columbia. The qualification is obtained by becoming familiar with the Mineral Tenure Act (British Columbia) and by passing an examination at the offices of the British Columbia Gold Commissioner. To acquire a Free Miner certificate the following qualifications must be met:

    18 years of age or older;
    ordinarily resident in Canada for not less than 183 days per calendar year, or authorized to work in Canada;
    be a Canadian corporation registered or incorporated under the Company Act (British Columbia), or a corporation registered as an extra-provincial company under the Company Act (British Columbia);
    be a partnership consisting of partners who are persons that meet the qualifications above, and are registered in British Columbia under the Partnership Act.

The holder of a free miner certificate has certain rights set out in the Mineral Tenure Act including the right to enter onto mineral lands, whether Crown or private land, to explore for minerals or placer minerals form a claim, provided approval is obtained according to the Mines Act and Code.

In February 2004 Mr. Heel staked an additional eight mineral claims, which are contiguous to our original eight claims. The claims are all recorded in Mr. Heel's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office. Our title to the property is superior to all other unrecorded deeds. Should Mr. Heel transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Heel will be liable to us for monetary damages for breach of his warranty of title and for breach of his fiduciary duties to us as director. The extent of these damages will be calculated so as to place us in the position we would have been in had the breach of warranty and fiduciary duties not occurred. Damages would include expenditures incurred by us in respect of the property in addition to loss of opportunity costs, the quantification of which would depend on any subsequently successful exploration of the properties.

On January 29, 2004 the Company purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property located in Aspen Grove, British Columbia for $7,400. The property is subject to a 2% net smelter royalty in favour of the optionor. The Company is required to make the following payments to the optionor to earn a 100% interest in the property: (1) $20,000 on or before January 29, 2005; (2) $30,000 on or before January 30, 2006; and (3) $40,000 on or before January 29, 2007. The property consists of 23 mineral claims over a total of approximately 1,543 acres.

Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 and file other documents since we are a foreign corporation in Canada. We will also be required to form a British Columbia corporation to hold the property because foreign corporations are not permitted to hold mineral claims in British Columbia. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Minerals are reserved from Crown land dispositions under the Mineral Tenure Act (British Columbia). The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. Our claims are mineral claims issued pursuant to the Mineral Tenure Act (British Columbia). We have exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The legal significance of these different ownership interests is simply that the Crown maintains fee simple ownership of the surface rights on the properties and we have obtained the right to all of the underlying minerals. Under provisions of the Mineral Tenure Act (British Columbia) a claim grants the holder the rights to use the surface for exploration and mining purposes. A disposition of surface rights by the Crown cannot diminish the rights of the mineral titleholder.

Mr. Heel obtained a valid claim to the mineral title on the properties by his staking of the claims. A mineral claim is valid when it has to been staked in accordance with the Mineral Tenure Act (British Columbia) and subsequently registered with the Department of Mines and Minerals. This claim is akin to an interest in land. This means that the claim entitles the holder to ownership rights in the property and these rights flow with the transfer of the land. Mr. Williams has transferred this claim to us by way of an unrecorded deed. In the event that we discover gold or other mineral deposits on the properties during our explorations, we intend to record the deed and pay all appropriate fees. The deed will then be transferred to a Canadian subsidiary for purposes of the recording the claims with the Land Titles Office. When we transfer the deed to a subsidiary the subsidiary will be our wholly-owned company.

To date we have not performed any work on our properties. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We may consider seeking the assistance of a major mining company if we find mineralized materials on the property. We do not intend to try to develop any reserves we find, if any, ourselves.

The following information is provided in compliance with "Guide 7 of Industry Guides Under the Securities Act and the Exchange Act" for issuers engaged or to be engaged in significant mining operations.

Location and Access

Kennedy Lake Property

Our Kennedy Lake property consists of sixteen mineral claims totaling approximately 1,000 acres. The property is located approximately 82 miles west of Nanaimo, British Columbia, Canada, approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division.

Access to the property is from the west from Nanaimo on Highway 19 to the Parksville to turn-off, then westerly approximately 60 road miles on Highway 4 to Alaska Pine Road, then by the Alaska Pine Road for approximately 1.6 miles. The claims are located approximately 5 miles from Kennedy Lake. The Grice Bay Road which is nearby leads to the property. Despite the fact that a road is, for the most part, suitable for all such weather conditions, there are certain extreme inclement conditions which occur on the west coast of Vancouver Island which may render the road impassible (i.e. extreme snowfall).

Hit Property

The Hit property is centered between Merrit and Princeton British Columbia about 26 kilometers north of Princeton. Access into the property is excellent with a network of well maintained mainline logging roads (Ketchan -Dillard Main) that originate approximately 12 kilometers south of Aspen Grove on Highway 5A. The Ketchan Creek road is taken to the 19.5-kilometre mark where a partially re-claimed (4x4 accessible) secondary road provides the last 500 meters access to the Hit Showing. At the second main area of interest, the Missezula (92HNE 157) minfile occurrence is located approximately 2.5 kilometres south of the Hit Showing immediately east of the 23.5 km point on the Ketchan Forest Service Road.

A BC Hydro power line is also located 1.5 kilometers west of the property.

Physiography

Kennedy Lake

The property is situated within the coastal region of western Vancouver Island, British Columbia with elevations ranging from 100 feet at the southeast end of the claims to 200 feet at the northern-most area of the property.

Pursuant to an agreement between us and David Heel, one of our directors, David Heel has transferred to us sixteen mineral claims.

We hold title to the sixteen mineral claims. The sixteen mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We have to begin exploration on or before February 13, 2005, or pay $100 per claim to prevent the property from reverting to the Crown.

To our knowledge, David Heel staked the 1,000 acre property in southwestern British Columbia in 2004 and there were no previous owners, operators, or operations on the property

There are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by David Heel. Exploration has not commenced on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

The slopes within the property are relatively flat throughout. Vegetation consists mainly of Sitka spruce, cedar. Douglas fir and hemlock trees, much of it mature second growth. The climate features warm summers and cold winters. The coastal region is fairly moist in the summer. Average yearly precipitation is 120 inches. The recommended field exploration season is from early March to late November, although the close proximity to access roads would allow for drilling or underground exploration on a year round basis.

Hit Property

Claims in the area were originally held since the 1980's by Inco Inc. and were worked by various companies up to 1991. Vanco Explorations Ltd. discovered a quartz vein float on a logging landing that was subsequently shown to have come from a 20-100 metre wide alteration zone that is exposed for over 350 metres (the "Hit Showing"). Within this alteration zone is a quartz vein that over 110 metres has been shown to average 12.5 g/t Au over 1.4 metres. Further trenching along strike has not limited the zone but rather failed to reach bedrock. Two short (<100m) holes failed to intercept significant (albeit anomalous) values but these can be shown to have either been too short, encountered poor ground (poor recovery, hole was lost) or were poorly located.

Cassidy Gold Corp.wrote a summary report on the property which recommended a $75,000 trenching and small drill program that included work in the Hit Showing and Missezula showing areas.

The presence of significant gold values in areas that have at best only been poorly tested and continue to remain open adjacent to well maintained logging roads and good infrastructure bodes well for continued exploration.

With Inco Inc. holding claims in the area for nearly 20 years and not conducting work on them for more than 10 years this is the first opportunity for a company to follow up the early exploration.

Property Geology

Kennedy Lake

The main rock types occurring in the surrounding area are Upper Triassic andesites and andesitic breccia and tuffs of the Karmutsen Formation, Vancouver Group which are intruded by granodiorite of the Early to Middle Jurassic Island Intrusions and Tertiary dacitic dykes. The rocks are cut by northwest trending faults which typically show intense shearing and local sericitization, silicification and pyritization. Planar quartz veinlets trend northeast through andesitic breccias and flow near the contact with granitic intrusives. The veinlets dip steeply and vary from 0.1 to 10 centimetres thick. Veins comprise coarsely crystalline quartz, calcite and sulphides, which include pyrrhotite, pyrite, chalcopyrite, arsenopyrite, sphalerite and galena. The veins are locally silicified. (Assessment Reports 9606, 12767).

In addition, a mass of medium-grained, dark grey Upper Triassic Vancouver Group, Quatsino Formation limestone outcrops over the area and forms a low isolated hill approximately 0.7 miles west of Kennedy Lake. The limestone is underlain by fine-grained argillite or tuff with a contact that dips shallowly to the northeast. The limestone is intruded on the east side by small stock of gabbro and basalt.

Gold is typically found in volcanic rocks, as well as quartz monzonite and quartz diorite. We have not determined if there is any gold on the property nor whether there is other mineralization of any economic significance. We will not be able to make such determination until completion of this offering (please see "Our Proposed Exploration Program").

The source of the above description of the rock formation and mineralization of the property was the Government of BC Ministry of Energy and Mines website at http://www.gov.bc.ca/em. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia.

We have not obtained a geologist or mining engineer's report on the property.

Hit Property

This area along Summers Creek is underlain by the Eastern volcanic facies of the Upper Triassic Nicola Group (dark green in previous figures), comprising mafic, augite and hornblende porphyritic pyroclastics and flows, and associated alkaline intrusions (orange in previous figures).

At the Hit occurrence a north-trending sequence of plagioclase porphyritic andesitic flows, tuffs and agglomerates, dipping about 30 degrees east host the mineralization. The volcanics contain a sericitic felsic unit that is believed to be the altered equivalent of a trachybasalt porphyry found farther south near the Missezula occurrence. A shear zone, striking north to northwest for at least 380 metres, cuts tuff, altered porphyry and pyroxene andesite. This shear was interpreted and termed the Missezula Shear Zone (MSZ) by the Cassidy Gold geologist to be a secondary strike slip shear which hosts many of the gold occurrences in the area and could be up to 5 kilometres long.

At the Hit occurrence mineralization is hosted in quartz veins and stockworks occurring throughout a 30-100 m wide shear zone, which is exposed for over 350 metres. The zone dips 60 to 70 degrees east and widens southward from 30 metres at its north end to about 100 metres at its south end. The volcanics are extensively fractured, sheared and altered within the zone, especially the tuffs and trachybasalt porphyry. The tuffs are carbonatized and clay altered, and the porphyry is variably sericite and clay altered. Individual veins are less than 1 millimetre to 2 metres wide and are most commonly concordant with shearing with a north-northeast strike. The veins contain scattered grains of sulphides, mostly pyrite, and locally sphalerite, chalcopyrite and galena. Sulphide content is related to vein size and density of fracturing. Malachite is developed in surface exposures. Galena tends to be associated with elevated gold and silver values.

Our Proposed Exploration Program

Kennedy Lake

Mr. Heel, one of our officers and directors has visited our property. Mr. Heel is currently searching for a qualified geologist to assist in the exploration of our property. We may consider appointing a geologist to the board of directors in the near future. The basis for the exploration plans and cost estimates described below in this section are derived from Mr. Heel's informal discussions with geologists and mining companies familiar with the exploration process.

The property is without known reserves and our proposed program is exploratory in nature. We must conduct exploration to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. Specifically, we intend to explore for gold on the properties. When soil samples taken from the property are analyzed, we will also look for traces of silver, lead, iron and zinc, however, our focus is on the search for gold.

Our exploration program is designed to economically explore and evaluate the properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of the properties.

We intend to implement an exploration program and intend to proceed in the following two phases all of which it is intended will be performed or supervised by a geologist with significant exploration experience, and by independent contractors hired by us. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for gold. We believe that the only equipment we will need to start exploration on the property will be a backhoe. We will lease the backhoe from an equipment rental company or hire an independent contractor who owns a backhoe to the dig the trenches we refer to in this prospectus. We expect to have to pay $30,000 for a backhoe or $25 an hour for an independent contractor who owns his own backhoe. We anticipate hiring an independent contractor as needed.

The only equipment we will need is a backhoe to dig trenches. It is only possible to allocate approximate dollar amounts to specific acts because we do not know what we will encounter during our trenching. As trenches are dug and we evaluate the results, we will determine if mineralized material that indicates the presence of gold exist. If gold is found, we will then determine if it is profitable to extract the gold. If we determine that it is possible to extract the gold, the exploration of the property will cease and we will initiate the development stage of the property. The proceeds from the offering will not be used for development. We have not formulated a plan for development, and cannot and will not do so until gold is found.

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on the properties.

When the research is completed, our initial work will be augmented with geologic mapping and geochemical testing of our claims. The geologic mapping on the property will be done by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000

We may also conduct limited geochemical testing during Phase 1. Rock samples will be taken from the property and taken to a lab where a determination of the elemental make up of the sample and the exact concentrations of gold will be made. We will then compare the relative concentrations of gold in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We anticipate the cost of geochemical testing to be approximately $8,000 to $12,000.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types, if any, generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken to a lab and then analyzed. We will analyze trench samples at a lab in Victoria, British Columbia. Rock chip samples will tested for traces of gold, silver, lead, zinc and iron, however our primary focus is the search for gold. A careful interpretation of this available data collected from the various tests aids in determining whether or not the claims have current economic potential and whether further exploration is warranted

Phase 1 will take about 3 months and cost up to $30,000.

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are:

More extensive trenching

More advanced geophysical work

Diamond Drilling

Trenching identifies the continuity and extent of mineralization, if any, below the surface. We will rely primarily on more extensive trenching and diamond drilling during Phase 2 to identify the extent of mineralization. We anticipate the cost of the trenching during Phase 2 to be approximately $20,000.

Diamond drilling is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We anticipate the approximate cost of the geophysical work to be approximately $10,000, and the approximate cost of drilling to be $70,000 to $100,000.

After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants continued exploration.

Phase 2 will take up to 4 months and cost up to $130,000.

We intend to interest other companies in the property if we find mineralized materials.

The two phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of gold and mineral properties.

Hit Property

We have not yet established an exploration program for the Hit Property.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended November 30, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our common shares in the United States or elsewhere.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On February 25, 2004 the shareholders' list of our common shares showed 50 registered shareholders and 3,100,750 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there no additional beneficial shareholders beyond the 50 registered shareholders as of February 25, 2004.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the year ended November 30, 2003.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $190,000 in respect of our mineral properties. In particular, we plan to expend $150,000 in respect the sixteen prospect areas within the Alberni Mining Division near Ucluelet, British Columbia. We plan to spend $20,000 on the Hit Property.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the next 12 months and working capital of approximately $10,000.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations
Phase 1
Trenching	$30,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$20,000
Geochemical Testing	$10,000
Drillilng	$70,000
Hit Property	$20,000

Working Capital	$10,000
Total	$190,000

Financial Condition, Liquidity and Capital Resources

Since inception on June 21, 2002, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At November 30, 2003, we had working capital of $86,575 compared to working capital deficit of $(29) at November 30, 2002.

At November 30, 2003, our total assets of $91,775 consists of only cash. This compares with our assets at November 30, 2002 of $2,971 which consisted of cash.

At November 30, 2003, our total liabilities were $5,200, compared to our liabilities of $3,000 as at November 30, 2002.

We have had no revenues from inception. There is currently insufficient capital to explore and develop our mineral properties. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities for exploration companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

We posted losses of $4,171 for the year ending November 30, 2003, losses of $3,301 for the year ended November 30, 2002, and losses of $7,472 since inception to November 30, 2003. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending November 30, 2003 were $4,171 compared to the year ending November 30, 2002 that were $3,301.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2004.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended November 30, 2003, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company will continue to use the intrinsic model method.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of November 30, 2003, the Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through November 30, 2003 have incurred losses of $7,472 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of February 25, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated February 20, 2004

Consolidated Balance Sheets as at November 30, 2003

Consolidated Statements of Operations for the year ended November 30, 2003, November 30, 2002 and for the period from June 21, 2002 (incorporation) to November 30, 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended November 30, 2003, November 30, 2002 and for the period from June 21, 2002 (incorporation) to November 30, 2003

Consolidated Statements of Cash Flows for the year ended November 30, 2003, November 30, 2002 and for the period from June 21, 2002 (incorporation) to November 30, 2003

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Ucluelet Exploration Corp.
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Ucluelet Exploration Corp. as of November 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from June 21, 2002 (Inception) through November 30, 2002 and for the period from June 21, 2002 (Inception) through November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Ucluelet Exploration Corp. as of November 30, 2003, and the results of its operations and its cash flows for the year then ended and for the period from June 21, 2002 (Inception) through November 30, 2002 and for the period from June 21, 2002 (Inception) through November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 20, 2004

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

November 30, 2003
ASSETS

Current assets
Cash	$ 91,775
Total current assets	$ 91,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,400
Due to shareholders	2,800
Total current liabilities	5,200

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,907,750 shares issued and outstanding	2,908
Additional paid in capital	91,139
Deficit accumulated during the development stage	(7,472)
Total Stockholders' Equity	86,575
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 91,775

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended November 30, 2003	Inception through November 30, 2002	Inception through November 30, 2003

General and administrative	$ 4,171	$ 3,301	$ 7,472

Net Loss	$ (4,171)	$ (3,301)	$ (7,472)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,197,434	2,000,000

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from June 21, 2002 (Inception) through November 30, 2003

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock to founders for cash	2,000,000	$ 2,000	$ -	$ -	$ 2,000
Expenses paid by shareholders	-	-	1,272	-	1,272
Net loss	-	-	-	(3,301)	(3,301)

Balance, December 31, 2002	2,000,000	2,000	1,272	(3,301)	(29)
Issuance of common stock for cash	907,750	908	89,867	-	90,775
Net loss	-	-	-	(4,171)	(4,171)

Balance, December 31, 2003	2,907,750	$ 2,908	$ 91,139	$ (7,472)	$ 86,575

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2003	Inception through November 30, 2002	Inception through November 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,171)	$ (3,301)	$ (7,472)
Adjustments to reconcile net deficit to cash used by operation activities:
Expenses paid by shareholder	-	1,272	1,272
Net changes in:
Accounts payable	400	2,000	2,400
NET CASH USED IN OPERATING ACTIVITIES	(3,771)	(29)	(3,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	90,775	2,000	92,775
Proceeds from shareholder advances	1,800	1,000	2,800
CASH FLOWS FROM FINANCING ACTIVITIES	92,575	3,000	95,575

NET CHANGE IN CASH	88,804	2,971	91,775

Cash, beginning of period	2,971	-	-
Cash, end of period	$ 91,775	$ 2,971	$ 91,775

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Ucluelet Exploration Copr. ("Ucluelet") is engaged in the acquisition and exploration of mining properties. Ucluelet was incorporated in the state of Nevada on June 21, 2003. Ucluelet acquired title to 16 mining claims approximately 82 miles west of Nanaimo, British Columbia, Canada which is 8 miles north of the town of Ucluelet on Vancouver Island. Ucluelet intends to explore the claims for god reserves. Ucluelet may not mine the claims if gold reserves are found, Ucluelet may seek the assistance of a mining company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

Basic and diluted loss per shares computed using the weighted average number of shares common shares outstanding during the period.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the assets.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended November 30, 2003 and the period ended November 30, 2002, Ucluelet has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $7,500 at November 30, 2003, and will expire in the years 2022 through 2023.

Deferred income taxes consist of the following at November 30:

	2003	2002
Long-term:
Deferred tax assets	$ 1,100	$ 500
Valuation allowance	(1,100)	(500)
	$ -	$ -

NOTE 3 - RELATED PARTY TRANSACTIONS

Ucluelet neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.

Ucluelet received advances from a shareholder totaling $2,800 from inception through November 30, 2003. The advances are unsecured and are due upon demand.

NOTE 4 - COMMON STOCK

In June 2002, Ucluelet issued 2,000,000 common shares to its founders for proceeds of $2,000.

In the year ended November 30, 2003, Ucluelet sold 907,750 common shares to individuals at $.10 per share or $90,775.

NOTE 5 - SUBSEQUENT EVENT

In December 2003, Ucluelet sold 83,000 common shares to individuals at $.10 per share or $8,300.

In January 2004, Ucluelet entered into an agreement to acquire a 100% interest in a mineral claim referred to as the "Hit Property." The agreement states that Ucluelet must pay $10,000 CAD on the effective date, $20,000 CAD one year from the effective date, $30,000 CAD two years from the effective date, and $40,000 CAD three years from the effective date.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being November 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at February 25, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
David Heel	Director, President, Secretary and Treasurer	29	June 21, 2002
Earle Pasquill	Director	56	January 3, 2003
Hari Varshney	Director	56	December 19, 2003

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Heel

Mr. Heel became a director, our President, Secretary and Treasurer on June 21, 2002.

Mr. Heel is a qualified Free Miner in the Province of British Columbia. Mr. Heel has no other relevant professional training or technical credentials in the exploration, development or operation of metal mines.

Since 2001 Mr. Heel has been the Vice President of Marketing and Development for Universco Broadband Networks Inc., a private company which provides wireless Internet services. From 1999-2001 Mr. Heel was a business development manager for SoftTracks Enterprises Ltd., a private company specializing in wireless commerce transactions. In 1999 Mr. Heel was a senior business consultant with 1999 SUMmedia.com, a US public company specializing in Internet media and marketing.

From 1997 to 1998 Mr. Heel was an account executive with Orca Bay Sports and Entertainment, a sports and entertainment conglomerate which formerly owned the Vancouver Canucks professional hockey franchise. During this time, Mr. Heel was also the director of sales with MDU Media Solutions, a marketing and sales company. In 1996 Mr. Heel received his Bachelor of Arts in Archaeology from Simon Fraser University.

Earle Pasquill

Mr. Pasquill became a director on January 3, 2003.

Since September 2002 Mr. Pasquill has been President of FIC Investment Inc., a Canadian investment club specializing in small venture companies. Since 2000 Mr. Pasquill has been President of PCG Ventures INc., a TSX Venture Exchange listed company involved in the consolidation of dental practices. Since 1993 Mr. Pasquill has been President of Pasquill & Associates, a Vancouver based management consulting firm.

In 1972 Mr. Pasquill obtained his Masters of Business Administration from the University of Western Ontario. In 1968 Mr. Pasquill obtained his Bachelor of Arts from the University of British Columbia.

Hari Varshney

Mr. Varshney became a director on December 19, 2003.

Mr. Varshney is a Chartered Accountant and is the Director and/or Executive Officer of various publicly traded companies including American Nevada Gold Corp. and Camphor Ventures Inc.

Mr. Varshney has been involved in raising over $150 million for various venture capital projects around the world. He has been in the venture capital business since 1985. He has also been very actively involved in the community and supported various charitable projects for over 25 years. He is currently a director of St. Paul's Hospital Foundation, Canada India Village Aid Association (CIVA), College of Denturists of BC and the Indo-Canadian Chamber of Commerce. Past service includes organizations such as the Western Institute for the Deaf and Vancouver Maritime Museum.

Committees of the Board

Committees of the Board

Currently our company has the following committees:

    Audit Committee;
    Nominating and Corporate Governance Committee; and
    Compensation Committee.

Our Audit Committee is currently made up of David Heel and Earle Pasquill. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004.

Our Nominating and Corporate Governance Committee is currently made up of David Heel and Earle Pasquill. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

Our Compensation Committee is currently made up of David Heel and Earle Pasquill. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officers of our company are related by blood or marriage.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective January 29, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Ucluelet Exploration Corp., 2861 West 12th Avenue, Vancouver, BC, V6K 2R1.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Item 10. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between the company and any of our directors and executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended November 30, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at November 30, 2003.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended November 30, 2003.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at Febraury 25, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
David Heel 307-1009 Expo Blvd Vancouver, BC V6Z 2V9 Canada	2,000,000 common shares	64.5%
Directors and Executive Officers as a Group	2,000,000 common shares	64.5%

(1) Based on 3,100,750 shares of common stock issued and outstanding as of February 25, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

Form 8-K

On December 22, 2003 reporting the appointment of Hari Varshney as a new director.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB2 Registration Statement filed January 23, 2003).

3.2 Bylaws (incorporated by reference to the Company's SB2 Registration Statement filed January 23, 2003).

10.1 Ucluelet 1 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.2 Ucluelet 2 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.3 Ucluelet 3 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.4 Ucluelet 4 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.5 Ucluelet 5 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.6 Ucluelet 6 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 22, 2002).

10.7 Ucluelet 7 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 22, 2002).

10.8 Ucluelet 8 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.9 Warranty Deed dated January 3, 2003 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.10 Mineral Property Option Agreement between Adam Travis, Geologist and the Company (incorporated by reference from our Current Report of Form 8-K, filed on February 2, 2004).

10.11 Warrant Deed dated February 13, 2003.

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certifications

31.1 Certification

(32) Section 906 Certification

32.1 Certification

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended November 30, 2003 and 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending August 31, 2003, May 31 and February 28, 2003 were $6,800.

Audit Related Fees

For the fiscal years ended November 30, 2003 and 2002, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $900.

Tax Fees

For the fiscal years ended November 30, 2003 and 2002, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled nil.

We do not use Malone & Bailey, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PLLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCLUELET EXPLORATION CORP.

By: /s/ David Heel
David Heel, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ Earle Pasquill
Earle Pasquill, Director

Date: February 27, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ David Heel David Heel	President, Secretary and Treasurer	February 27, 2004
/s/ Earle Pasquill Earle Pasquill	Director	February 27, 2004