Form 10QSB
period 2004-02-29
UCLUELET EXPLORATION CORP
filed 2004-04-19
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 29, 2004_____________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375_________________________
Ucluelet Exploration Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2861 West 12th Avenue, Vancouver, British Columbia, Canada
(Address of principal executive offices)
(604) 734-5501
(Issuer's telephone number)
n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,100,750 common shares issued and outstanding as at April 18, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(unaudited)

February 29, 2004
ASSETS

Current assets
Cash	$ 78,020
Total current assets	$ 78,020

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Due to shareholders	$ 2,800
Total current liabilities	2,800

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 3,100,750 shares issued and outstanding	3,101
Additional paid in capital	110,246
Deficit accumulated during the development stage	(38,127)
Total Stockholders' Equity	75,220
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 78,020

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended February 29, 2004 and February 28, 2003 and
From June 21, 2002 (Inception) Through February 29, 2004
(unaudited)

	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	Inception through February 29, 2004

Mining costs	$ 27,039	$ -	$ 27,039
General and administrative	3,616	3,064	11,088

Net Loss	$ (30,655)	$ (3,064)	$ (38,127)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	3,045,607	2,000,000

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended February 29, 2004 and February 28, 2003 and
From June 21, 2002 (Inception) Through February 29, 2004
(unaudited)
	Three Months Ended February 29, 2004	Three Months Ended February 28, 2003	Inception through February 29, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (30,655)	$ (3,064)	$ (38,127)
Adjustments to reconcile net deficit to cash used by operation activities:
Expenses paid by shareholder	-	-	1,272
Net changes in:
Accounts payable	(2,400)	-	-
NET CASH USED IN OPERATING ACTIVITIES	(33,055)	(3,064)	(36,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	19,300	-	112,075
Proceeds from shareholder advances	-	1,000	2,800
CASH FLOWS FROM FINANCING ACTIVITIES	19,300	1,000	114,875

NET CHANGE IN CASH	(13,755)	(2,064)	78,020

Cash, beginning of period	91,775	2,971	-
Cash, end of period	$ 78,020	$ 907	$ 78,020

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ucluelet Exploration Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

In December 2003, Ucluelet sold 193,000 common shares to individuals at $.10 per share or $19,300.

NOTE 3 - MINERAL PROPERTIES

In January 2004, Ucluelet entered into an agreement to acquire a 100% interest in a mineral claim referred to as the "Hit Property." The agreement states that Ucluelet must pay $10,000 CAD on the effective date, $20,000 CAD one year from the effective date, $30,000 CAD two years from the effective date, and $40,000 CAD three years from the effective date. Ucluelet will also pay a royalty equal to 2% of net smelter returns.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Ucluelet " mean Ucluelet Exploration Corp., unless otherwise indicated.

General

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

Three Months Ended February 29, 2004 and February 28, 2003

During the three months ended February 29, 2004, operating expenses totalled $30,655, and we experienced a net loss of $30,655 against no revenues, as compared to a net loss of $3,064 against no revenues for the three months ended February 28, 2003. The increase in operating expenses was a result of mining costs and the acquisition of additional mineral claims, including the Hit Property.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 29, 2004 was $78,020.

For the three months ended February 29, 2004, net cash used in operating activities was $33,055 compared to cash used in operating activities of $3,064 for the same period in 2003. Net cash used in operating activities for the three months ended February 29, 2004 consisted mostly of mining costs and the acquisition of additional mineral claims, including the Hit Property.

Net cash provided by financing activity was $19,300 for the three months ended February 29, 2004 and $0 for the same period in 2003. These amounts resulted from the sale of common shares pursuant to an SB-2 registration statement declared effective on July 10, 2003 and were used for operating expenses.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our working capital requirements through October 2004 and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company.

Plan of Operation

Cash Requirements

Over the year ending November 30, 2004 we plan to expend a total of approximately $190,000 in respect of our mineral properties. In particular, we plan to expend $150,000 in respect the sixteen prospect areas within the Alberni Mining Division near Ucluelet, British Columbia. We plan to spend $20,000 on the Hit Property.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the year ending November 30, 2004 and working capital of approximately $10,000.

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

Over the year ending November 30, 2004 we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000
Operations
Phase 1
Trenching	$30,000
Geological Mapping	$8,000
Geochemical Testing	$12,000
Phase 2 (if warranted)
Trenching	$20,000
Geochemical Testing	$10,000
Drilling	$70,000
Hit Property	$20,000
Working Capital	$10,000
Total	$190,000

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2005.

Future Research and Development Activities

We are committed to investing in product research and development and intend to undertake future activities using any revenues which we may generate in the future from sales of our products and services. We intend to spend approximately 20% of any revenue on research and development activities in order to ensure that we remain competitive. In the event that gaps in our existing products are identified, the above-noted proposals will be modified as necessary.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2005.

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

We have historically incurred losses, and through February 29, 2004 have incurred losses of $38,127 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of April 18, 2004, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $38,127. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 29, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 23, 2003).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 23, 2003).

(10) Material Contracts

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

10.6 Ucluelet 6 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 22, 2002).

10.7 Ucluelet 7 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 22, 2002).

10.8 Ucluelet 8 Claim dated December 28, 2002 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.9 Warranty Deed dated January 3, 2003 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 23, 2003).

10.10 Mineral Property Option Agreement between Adam Travis, Geologist and the Company (incorporated by reference from our Current Report on Form 8-K, filed on February 2, 2004).

10.11 Warranty Deed dated February 13, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004)

(31) Section 302 Certification

31.1 Certification of David Heel

(32) Section 906 Certification

32.1 Certification of David Heel

Reports on Form 8-K

On February 2, 2004, we filed a report on Form 8-K announcing the purchase of a 100% in a mineral property known as the Hit Property located in Aspen Grove, British Columbia

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCLUELET EXPLORATION CORP.

By:/s/ David Heel
David Heel, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: April 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ David Heel
David Heel, President, Secretary, Treasurer and Director
Date: April 19, 2004

By:/s/ Earle Pasquill
Earle Pasquill, Director
Date: April 19, 2004