Form 10QSB
period 2004-05-31
UCLUELET EXPLORATION CORP
filed 2004-07-15
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2004_____________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375_________________________
Ucluelet Exploration Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1156-145 Tyee Drive, Point Roberts, Washington 98281
(Address of principal executive offices)
(778) 863-2751
(Issuer's telephone number)
2861 West 12th Avenue, Vancouver, British Columbia, Canada V6K 2R1
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

3,100,750 common shares issued and outstanding as at July 12, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
May 31, 2004
(Unaudited)

ASSETS

Current assets
Cash	$ 75,591

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,260
Shareholder advances	2,800
Total current liabilities	6,060

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 3,100,750 shares issued and outstanding	3,101
Additional paid in capital	110,246
Deficit accumulated during the exploration stage	(43,816)
Total Stockholders' Equity	69,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 75,591

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
Three and Six Months Ended May 31, 2004 and 2003
and Period from June 21, 2002 (Inception) through May 31, 2004
(Unaudited)
	Three months ended May 31,		Six months ended May 31,		Inception through May 31,
	2004	2003	2004	2003	2004

General and administrative	$2,429	$230	$36,344	$3,294	$43,816

Net loss	$(2,429)	$(230)	$(36,344)	$(3,294)	$(43,816)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	3,100,750	2,000,000	3,073,329	2,000,000

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
Six Months Ended May 31, 2004 and 2003
and Period from June 21, 2002 (Inception) through May 31, 2004
(Unaudited)

	Six months ended May 31,		Inception through May 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,344)	$(3,294)	$(43,816)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	-	1,272
Net change in:
Accounts payable	860	-	3,260
Accrued expenses	-	-	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(35,484)	(3,294)	(39,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	19,300	-	112,075
Proceeds from shareholder advances	-	1,500	2,800

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,300	1,500	114,875

NET INCREASE (DECREASE) IN CASH	(16,184)	(1,794)	75,591
Cash, beginning of period	91,775	2,971	-
Cash, end of period	$75,591	$1,177	$75,591

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

General

We were incorporated in the State of Nevada on June 21, 2002. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and we recently changed our business office from 2861 West 12th Avenue, Vancouver, BC, V6K 2R1 to 1156-145 Tyee Drive, Point Roberts, Washington, 98281. Our new phone number is 778-863-2751.

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

We hold title to the sixteen mineral claims. The sixteen mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We have to begin exploration on or before February 13, 2005, or pay $100 per claim to prevent the property from reverting to the government of British Columbia.

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

On January 29, 2004, we purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property located in Aspen Grove, British Columbia for $7,400. The property is subject to a 2% net smelter royalty in favour of the Optionor. We are required to make the following payments to the optionor to earn a 100% interest in the property: (1) $20,000 on or before January 29, 2005; (2) $30,000 on or before January 30, 2006; and (3) $40,000 on or before January 29, 2007. The property consists of 23 mineral claims over a total of approximately 1,543 acres.

The claims in the area were originally held since the 1980's by Inco Ltd. and were worked by Vanco and others up to 1991.

With Inco Ltd holding claims in the area for nearly 20 years and not conducting work on them for more than 10 years this is the first opportunity for a company to follow up the early exploration efforts.

Six Months Ended May 31, 2004 and May 31, 2003

During the six months ended May 31, 2004, operating expenses totalled $36,344, and we experienced a net loss of $36,344 against no revenues, as compared to a net loss of $3,294 against no revenues for the six months ended May 31, 2003. The increase in operating expenses was a result of mining costs and the acquisition of additional mineral claims, including the Hit Property.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2004 was $75,591.

For the six months ended May 31, 2004, net cash used in operating activities was ($35,484) compared to cash used in operating activities of ($3,294) for the same period in 2003. Net cash used in operating activities for the six months ended May 31, 2004 consisted mostly of mining costs and the acquisition of additional mineral claims, including the Hit Property.

Net cash provided by financing activity was $19,300 for the six months ended May 31, 2004 and $1,500 for the same period in 2003. These amounts resulted from the sale of common shares pursuant to an SB-2 registration statement declared effective on July 10, 2003 and were used for operating expenses.

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

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2005 we plan to expend a total of approximately $190,000 in respect of our mineral properties. In particular, we plan to expend $150,000 in respect the sixteen prospect areas within the Alberni Mining Division near Ucluelet, British Columbia. We plan to spend $20,000 on the Hit Property.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the twelve months ending May 31, 2005 and working capital of approximately $10,000.

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

Over the twelve months ending May 31, 2005 we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2005.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2005.

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

We have historically incurred losses, and through May 31, 2004 have incurred losses of $43,816 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of July 12, 2004, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

Our independent auditor's report on our audited financial statements, in our Form 10KSB for the fiscal year ended November 30, 2003, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $43,816. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

None.

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
Date: July 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Heel
David Heel, President, Secretary, Treasurer and Director
Date: July 15, 2004