Form 10QSB
period 2004-08-31
UCLUELET EXPLORATION CORP
filed 2004-10-22
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375

Ucluelet Exploration Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1156-145 Tyee Drive, Point Roberts, Washington 98281
(Address of principal executive offices)

(778) 863-2751
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

3,100,750 common shares issued and outstanding as at October 1, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(Unaudited)
August 31, 2004

ASSETS
Current
Cash	$ 74

TOTAL ASSETS	$ 74

LIABILITIES AND SHAREHOLDER'S EQUITY
Current
Shareholder advances	$ 2,800

TOTAL LIABILITIES	2,800

Share capital and deficit
Common stock, $0.001 par value, 25,000,000 shares authorized,
3,100,750 shares issued and outstanding	3,101
Additional paid in capital	110,246
Deficit	(116,073)

TOTAL SHAREHOLDER'S EQUITY	(2,726)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$ 74

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
Three and Six Months Ended August 31, 2004 and 2003
and Period from June 21, 2002 (Inception) through August 31, 2004

	Three months ended August 31st		Nine months ended August 31st		Inception through August 31st
	2004	2003	2004	2003	2004
Expenses
Mining and exploration	$ 68,000	$ -	$ 95,039	$ -	$ 95,039
General and administrative	72,257	312	108,601	3,606	116,073

Net Loss	$ (72,257)	$ (312)	$ (108,601)	$ (3,606)	$ (116,073)

Net loss per share
Basic and diluted	$ (0.02)	$ (-)	$ (0.04)	$ (-)

Weighted average shares outstanding
Basic and diluted	3,100,750	2,034,304	3,082,503	2,011,518

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended August 31, 2004 and 2003
and Period from June 21, 2002 (Inception) through August 31, 2004

	Nine months ended August 31st 2004	Nine months ended August 31st 2003	Inception through August 31st 2004
Cash flows from operating activities
Net loss	$ (108,601)	$ (3,606)	$ (116,073)
Adjustments to reconcile net deficit to cash
Used by operation activities:
Expenses paid by shareholder	-	-	1,272
Net changes in:
Accounts payable	(2,400)	-	-

	(111,001)	(3,606)	(114,801)

Cash flows from financing activities
Proceeds from sale of common stock	19,300	26,700	112,075
Proceeds from shareholder advances	-	1,800	2,800

	19,300	28,500	114,875

Increase in cash	(91,701)	24,894	74
Cash, beginning of year	91,775	2,971	-

Cash, end of year	$ 74	$ 27,865	$ 74

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1      Basis of presentation

The accompanying unaudited interim financial statements of Ucluelet Exploration Corp. have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2      Common Stock

In December 2003, Ucluelet sold 193,000 common shares to individuals at $0.10 per share or $19,300.

NOTE 3      Mineral Properties

In January 2004, Ucluelet entered into an agreement to acquire a 100% interest in a mineral claim referred to as the “Hit Property.” The agreement states that Ucluelet must pay $10,000 CAD on the effective date, $20,000 CAD one year from the effective date, $30,000 CAD two years from the effective date, and $40,000 CAD three years from the effective date. Ucluelet will also pay a royalty equal to 2% of net smelter returns.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Ucluelet ” mean Ucluelet Exploration Corp., unless otherwise indicated.

General

We were incorporated in the State of Nevada on June 21, 2002. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent’s office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and we recently changed our business office from 2861 West 12th Avenue, Vancouver, BC, V6K 2R1 to 1156-145 Tyee Drive, Point Roberts, Washington, 98281. Our new phone number is 778-863-2751.

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

The claims are recorded in Mr. Heel’s name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one in which title to the property has been transferred to us, but the deed has not been filed with the British Columbia Land Title Office.

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

Mr. Heel, one of our officers and directors has visited our property. Mr. Heel is currently searching for a qualified geologist to assist in the exploration of our property. We may consider appointing a geologist to the board of directors in the near future. The basis for the exploration plans and cost estimates described below in this section are derived from Mr. Heel’s informal discussions with geologists and mining companies familiar with the exploration process.

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

The claims in the area were originally held since the 1980‘s by Inco Ltd. and were worked by Vanco and others up to 1991.

With Inco Ltd holding claims in the area for nearly 20 years and not conducting work on them for more than 10 years this is the first opportunity for a company to follow up the early exploration efforts.

Nine Months Ended August 31, 2004 and August 31, 2003

During the nine months ended August 31, 2004, operating expenses totalled $108,601, and we experienced a net loss of $108,601 against no revenues, as compared to a net loss of $3,606 against no revenues for the nine months ended August 31, 2003. The increase in operating expenses was a result of mining costs and the acquisition of additional mineral claims, including the Hit Property.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at August 31, 2004 was $74.

For the nine months ended August 31, 2004, net cash used in operating activities was ($111,001) compared to cash used in operating activities of ($3,606) for the same period in 2003. Net cash used in operating activities for the nine months ended August 31, 2004 consisted mostly of mining costs and the acquisition of additional mineral claims, including the Hit Property.

Net cash provided by financing activity was $19,300 for the nine months ended August 31, 2004 and $28,500 for the same period in 2003. These amounts resulted from the sale of common shares pursuant to an SB-2 registration statement declared effective on July 10, 2003 and were used for operating expenses.

During the nine months ended August 31, 2004 we expended $68,000 on geological services this quarter in respect of the Alberni property.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our working capital requirements through December 31, 2004 and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company.

We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plans. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for resource exploration companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

Plan of Operation

Cash Requirements

Over the twelve months ending August 31, 2005 we plan to expend a total of approximately $190,000 in respect of our mineral properties. In particular, we plan to expend $150,000 in respect the sixteen prospect areas within the Alberni Mining Division near Ucluelet, British Columbia. We plan to spend $20,000 on the Hit Property.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the twelve months ending August 31, 2005 and working capital of approximately $10,000.

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

Over the twelve months ending August 31, 2005 we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$ 10,000
Operations
Phase 1
Trenching	$ 30,000
Geological Mapping	$ 8,000
Geochemical Testing	$ 12,000
Phase 2 (if warranted)
Trenching	$ 20,000
Geochemical Testing	$ 10,000
Drilling	$ 70,000
Hit Property	$ 20,000
Working Capital	$ 10,000
Total	$190,000

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending August 31, 2005.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2005.

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

We have historically incurred losses, and through August 31, 2004 have incurred losses of $116,073 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of September 30, 2004, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

Our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended November 30, 2003, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $116,073. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

o Our ability to locate a profitable resource property;

o Our ability to generate revenues; and

o Our ability to reduce exploration costs.

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

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

Our officers and directors have little or not direct experience in the mining industry. Further, our officers and directors will be devoting a small amount of their professional time to our operations. Our management’s lack of experience and devotion of time may make us more vulnerable than other companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management’s estimates of expenditures are erroneous this may harm our business.

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

Trading of our stock may be restricted by the SEC’s Penny Stock Regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being August 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President along with our company’s Secretary. Based upon that evaluation, our company’s President along with our company’s Secretary concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Secretary as appropriate, to allow timely decisions regarding required disclosure.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3)       Charter and By-laws

3.1      Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

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
Date: October ____, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: David Heel, President, Secretary, Treasurer and Director
Date: October ____, 2004