Form 10QSB/A
period 2004-08-31
UCLUELET EXPLORATION CORP
filed 2004-10-22
CIK 1213109

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

/s/ David Heel
By: David Heel, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Heel
By: David Heel, President, Secretary, Treasurer and Director
Date: October 22, 2004