Form 10KSB
period 2004-11-30
UCLUELET EXPLORATION CORP
filed 2005-02-28
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  November 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-50375
UCLUELET EXPLORATION CORP.
(Name of small business issuer in its charter)
Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1156-145 Tyee Drive, Point Roberts, Washington	98281
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (778) 863-2751

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

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

There is no public trading market for our common shares in the United States or elsewhere. Based on the last sale price of our shares of $0.10, our aggregate market value is $880,600.

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

24,806,000 common shares issued and outstanding as of February 15, 2005.

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

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate History

We were incorporated in the State of Nevada on June 21, 2002. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and our business office is located at 1156-145 Tyee Drive, Point Roberts, Washington 98281.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $118,305. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Our officers and directors own a total of 16,000,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 16,000,000 shares of stock, which is 64.5% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Item 2. Description of Property.

Our administrative mailing office is located at 1156-145 Tyee Drive, Point Roberts, Washington, 98281 and our telephone number is 778.863.2751.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended November 30, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Ucluelet Exploration Corp." and under the symbol "UCLU".

On May 27, 2004, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Ucluelet Exploration, Corp." and under the symbol "UCLU". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended November 30, 2004. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter/Year Ended(1)	High	Low
May 31, 2004	$0.10	$0.10
August 31, 2004	$0.10	$0.10
November 30, 2004	$0.10	$0.10

(1) Our common stock received approval for quotation on May 27, 2004. The first and only trade in our stock occurred July 23, 2004.

On February 16, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.10.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On February 16, 2005 the shareholders' list of our common shares showed 39 registered shareholders and 24,806,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there no additional beneficial shareholders beyond the 39 registered shareholders as of February 16, 2005.

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

Recent Sales of Unregistered Securities

On December 20, 2004, our board of directors of the Corporation approved an eight (8) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effected with the Nevada Secretary of State on December 21, 2004 and the record date was as of December 31, 2004. As a result, our authorized capital increased from 25,000,000 to 200,000,000 shares of common stock with a par value of $0.001. The ratio of distribution was an additional seven (7) shares of common stock for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the Forward Stock Split. This increased our issued and outstanding share capital from 3,100,750 shares of common stock to 24,806,000 shares of common stock.

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

At November 30, 2004, we had a working capital deficit of $4,958 compared to working capital of $86,575 at November 30, 2003.

At November 30, 2004, our total assets of $676 consists of only cash. This compares with our assets at November 30, 2003 of $91,775 which consisted of cash.

At November 30, 2004, our total liabilities were $5,634, compared to our liabilities of $5,200 as at November 30, 2003.

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

Results of Operations.

We posted losses of $110,833 for the year ending November 30, 2004, losses of $4,171 for the year ended November 30, 2003, and losses of $118,305 since inception to November 30, 2004. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending November 30, 2004 were $110,833 compared to the year ending November 30, 2002 that were $3,771.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2005.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended November 30, 2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have historically incurred losses, and through November 30, 2003 have incurred losses of $118,305 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of February 25, 2005, we were in discussions with several investors, however no definitive agreements have been reached.

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

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated February 14, 2005

Consolidated Balance Sheets as at November 30, 2004

Consolidated Statements of Operations for the year ended November 30, 2004, November 30, 2003 and for the period from June 21, 2002 (incorporation) to November 30, 2004

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended November 30, 2004, November 30, 2003 and for the period from June 21, 2002 (incorporation) to November 30, 2004

Consolidated Statements of Cash Flows for the year ended November 30, 2004, November 30, 2003 and for the period from June 21, 2002 (incorporation) to November 30, 2004

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Ucluelet Exploration Corp.
  (An Exploration Stage Company)
  Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Ucluelet Exploration Corp. as of November 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from June 21, 2002 (Inception) through November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Ucluelet Exploration Corp. as of November 30, 2004, and the results of its operations and its cash flows for each of the two year then ended and for the period from June 21, 2002 (Inception) through November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Ucluelet's recurring losses from operations and the need to raise additional financing in order to fund its exploration and development activity and satisfy vendors and other creditor obligations, raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 2). The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

February 14, 2005

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

November 30, 2004
ASSETS

Current assets
Cash	$ 676
Total current assets	$ 676

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 1,834
Due to shareholders	3,800
Total current liabilities	5,634

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized, 24,806,000 shares issued and outstanding	24,806
Additional paid in capital	88,541
Deficit accumulated during the development stage	(118,305)
Total Stockholders' Deficit	(4,958)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 676

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Years Ended November 30,		Inception through November 30,
	2004	2003	2004

General and administrative	$ 110,833	$ 4,171	$ 118,305

Net Loss	$ (110,833)	$ (4,171)	$ (118,305)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	24,696,317	17,579,472

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from June 21, 2002 (Inception) through November 30, 2004

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock to founders for cash	16,000,000	$ 16,000	$ (14,000)	$ -	$ 2,000
Expenses paid by shareholders	-	-	1,272	-	1,272
Net loss	-	-	-	(3,301)	(3,301)

Balance, November 30, 2002	16,000,000	16,000	(12,728)	(3,301)	(29)
Issuance of common stock for cash	7,262,000	7,262	83,513	-	90,775
Net loss	-	-	-	(4,171)	(4,171)

Balance, November 30, 2003	23,262,000	23,262	70,785	(7,472)	86,575
Issuance of common stock for cash	1,544,000	1,544	17,756	-	19,300
Net loss	-	-	-	(110,833)	(110,833)

Balance, November 30, 2004	24,806,000	$ 24,806	$ 88,541	$ (118,305)	$ (4,958)

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Years Ended November 30,		Inception through November 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (110,833)	$ (4,171)	$ (118,305)
Adjustments to reconcile net deficit to cash used by operation activities:
Expenses paid by shareholder	-	-	1,272
Net changes in:
Accounts payable	(566)	400	1,834
NET CASH USED IN OPERATING ACTIVITIES	(111,399)	(3,771)	(115,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	19,300	90,775	112,075
Proceeds from shareholder advances	1,000	1,800	3,800
CASH FLOWS FROM FINANCING ACTIVITIES	20,300	92,575	115,875

NET CHANGE IN CASH	(91,099)	88,804	676

Cash, beginning of period	91,775	2,971	-
Cash, end of period	$ 676	$ 91,775	$ 676

See accompanying summary of accounting policies
and notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Ucluelet Exploration Corp. ("Ucluelet") is engaged in the acquisition and exploration of mining properties. Ucluelet was incorporated in the state of Nevada on June 21, 2003. Ucluelet acquired title to 8 mining claims approximately 82 miles west of Nanaimo, British Columbia, Canada which is 8 miles north of the town of Ucluelet on Vancouver Island. Ucluelet intends to explore the claims for god reserves. Ucluelet may not mine the claims if gold reserves are found, Ucluelet may seek the assistance of a mining company.

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

NOTE 2 - GOING CONCERN

Ucluelet's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Ucluelet has incurred net losses of $110,833 and $4,171 for the years ended November 30, 2004 and 2003, respectively. This condition raises substantial doubt about Ucluelet's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Ucluelet is working to secure additional financing to fund its exploration and development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that Ucluelet will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Ucluelet's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Ucluelet will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Ucluelet. If adequate working capital is not available Ucluelet may be required to curtail its operations.

NOTE 3 - INCOME TAXES

For the year ended November 30, 2004 and the period ended November 30, 2003, Ucluelet has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $120,000 at November 30, 2004, and will expire in the years 2022 through 2024.

Deferred income taxes consist of the following at November 30:

	2004	2003
Long-term:
Deferred tax assets	$ 18,000	$ 1,100
Valuation allowance	(18,000)	(1,100)
	$ -	$ -

NOTE 4 - RELATED PARTY TRANSACTIONS

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

In February 2004 Mr. Heel, the President, acquired eight additional mineral claims by arranging the staking of the same through a third party. He paid $1,300 to stake the claims. Mr. Heel has agreed to contribute the claims to Ucluelet in order for the company to mine these claims. However, as of November 30, 2004 the claims were still in Mr. Heel's name. . The claims will be transferred to the company at the shareholder's basis of $1,300.

Ucluelet received advances from a shareholder totaling $3,800 from inception through November 30, 2004. The advances are unsecured and are due upon demand.

NOTE 5 - MINERAL PROPERTIES

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

NOTE 6 - COMMON STOCK

On December 20, 2004, our board of directors of the Corporation approved an eight (8) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effected with the Nevada Secretary of State on December 21, 2004 and the record date was as of December 31, 2004. As a result, our authorized capital increased from 25,000,000 to 200,000,000 shares of common stock with a par value of $0.001. The ratio of distribution was an additional seven (7) shares of common stock for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the Forward Stock Split. This increased our issued and outstanding share capital from 3,100,750 shares of common stock to 24,806,000 shares of common stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

In December 2003, Ucluelet sold 1,544,000 common shares to individuals for proceeds of $19,300.

In the year ended November 30, 2003, Ucluelet sold 7,262,000 common shares to individuals for proceeds of $90,775.

In June 2002, Ucluelet issued 16,000,000 common shares to its founders for proceeds of $2,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the "Former Accountant") was dismissed on September 8, 2004 as our independent auditors. Malone & Bailey's audit reports as of November 30, 2003 and 2002 and for each of the two years then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended November 30, 2003 and 2002 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated September 8, 2004 was filed as Exhibit 16 to our Form 8-K filed on September 10, 2004. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on September 8, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the years ended November 30, 2003 and 2002 and subsequent to November 30, 2003 through the date hereof, neither Highland nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being November 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at February 25, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Ucluelet Exploration Corp., 1156-145 Tyee Drive, Point Roberts, Washington, 98281.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended November 30, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at November 30, 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at February 25, 2005, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
David Heel 307-1009 Expo Blvd Vancouver, BC V6Z 2V9 Canada	16,000,000 common shares	64.5%
Directors and Executive Officers as a Group	16,000,000 common shares	64.5%

(1) Based on 24,806,000 shares of common stock issued and outstanding as of February 25, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

Item 13. Exhibits.

Exhibit Number and Exhibit Title

(3) Charter and By-laws

3.1 Articles of Incorporation (incorporated by reference to the Company's SB-2 Registration Statement filed January 23, 2003).

3.2 Bylaws (incorporated by reference to the Company's SB-2 Registration Statement filed January 23, 2003).

3.3 Certificate of Amendment filed with the Nevada Secretary of State on December 21, 2004. (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2004)

(10) Material Contracts

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

10.11 Warranty Deed dated February 13, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004)

(31) Section 302 Certification

31.1 Certification of David Heel

(32) Section 906 Certification

32.1 Certification of David Heel

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004 were $4,000.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 were $6,800.

Audit Related Fees

For the fiscal year ended November 30, 2004, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

For the fiscal year ended November 30, 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended November 30, 2004, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended November 30, 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P's independence.

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

Date: February 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ David Heel David Heel	President, Secretary and Treasurer	February 28, 2005

/s/ Earle Pasquill Earle Pasquill	Director	February 28, 2005