Form 10QSB
period 2005-02-28
UCLUELET EXPLORATION CORP
filed 2005-04-14
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2005_____________

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,806,000 common shares issued and outstanding as at April 8, 2005

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UCLUELET EXPLORATION CORP.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(Unaudited)

February 28, 2005

2005 $
ASSETS
Current
Cash	633
Total Assets	633
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current
Shareholder Advances	3,800
Accounts Payable	3,974
Total Liabilities	7,774
Share capital and deficit
Common stock, $0.001 par value, 25,000,000 shares authorized, 24,806,000 shares issued and outstanding	24,806
Additional paid in capital	88,541
Deficit accumulated during exploration stage	(120,488)
Total Share Capital and Deficit	(7,141)
Total Liabilities and Shareholders’ Equity	633

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS

Three Months Ended February 28, 2005 and February 29, 2004 and

Period From June 21, 2002 (Inception) through February 28, 2005

(Unaudited)

	Three months ended February 28th 2005 $	Three months ended February 29th 2004 $	Inception through February 28th 2005 $
Expenses
Mining and exploration	-	27,039	95,039
General and administrative	2,183	3,616	25,449
Net Loss	(2,183)	(30,655)	(120,488)
Net loss per share
Basic and diluted	(-)	(-)
Weighted average shares outstanding
Basic and diluted	24,806,000	24,364,856

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

Three Months Ended February 28, 2005 and February 29, 2004 and

Period From June 21, 2002 (Inception) through February 28, 2005

(Unaudited)

	Three months ended February 28th 2005 $	Three months ended February 29th 2004 $	Inception through February 28th 2005 $
Cash flows from operating activities
Net loss	(2,183)	(30,655)	(120,488)
Adjustments to reconcile net deficit to cash
Used by operation activities:
Expenses paid by shareholder	-	-	1,272
Net changes in:
Accounts payable	2,140	(2,400)	3,974
Cash flows used in operating activities	(43)	(33,055)	(115,242)
Cash flows from financing activities
Proceeds from sale of common stock	-	19,300	112,075
Proceeds from shareholder advances	-	-	3,800
Cash flows from financing activities	-	19,300	115,875
Net change in cash	(43)	(13,755)	633
Cash, beginning of year	676	91,775	-
Cash, end of year	633	78,020	633

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

February 28, 2005

NOTE 1	Basis of presentation

The accompanying unaudited interim financial statements of Ucluelet Exploration Corp. have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2	Common Stock

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

Three Months Ended February 28, 2005 and February 29, 2004

During the three months ended February 28, 2005, operating expenses totalled $2,183, and we experienced a net loss of $2,183 against no revenues, as compared to a net loss of $30,655 against no revenues for the three months ended February 29, 2004. The decrease in operating expenses was a result of mining costs and the acquisition of additional mineral claims, including the Hit Property in 2004.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at February 29, 2005 was $633.

For the three months ended February 29, 2005, net cash used in operating activities was ($43) compared to cash used in operating activities of ($33,055) for the same period in 2004. Net cash used in operating activities for the three months ended February 28, 2005 consisted mostly of general and administrative expenses.

Net cash provided by financing activity was $nil for the three months ended February 28, 2005 and $19,300 for the same period in 2004. These amounts resulted from the sale of common shares pursuant to an SB-2 registration statement declared effective on July 10, 2003 and were used for operating expenses.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our immediate working capital requirements and therefore, we will have to raise financing through the sale of our equity securities or arrange another advance from a shareholder of our company as soon as possible.

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

Plan of Operation

Cash Requirements

Over the twelve months ending February 28, 2006 we plan to expend a total of approximately $190,000 in respect of our mineral properties. In particular, we plan to expend $150,000 in respect the sixteen prospect areas within the Alberni Mining Division near Ucluelet, British Columbia. We plan to spend $20,000 on the Hit Property.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the twelve months ending February 28, 2006 and working capital of approximately $10,000.

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

Over the twelve months ending February 28, 2006 we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

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

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2006.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending February 28, 2006.

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

We have historically incurred losses, and through February 28, 2005 have incurred losses of $120,488 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of April 12, 2005, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

Our independent auditor's report on our audited financial statements, in our Form 10-KSB for the fiscal year ended November 30, 2004, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $118,305. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable resource property;
•	Our ability to generate revenues; and
•	Our ability to reduce exploration costs.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being February 28, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Heel

David Heel, President, Secretary, Treasurer and Director

Date: April 14, 2005

D/JLM/701701.1