Form 10QSB
period 2005-05-31
UCLUELET EXPLORATION CORP
filed 2005-07-15
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2005_____________

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

24,806,000 common shares issued and outstanding as at July 6, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
May 31, 2005
(Unaudited)

May 31, 2005
ASSETS
Current Assets
Cash	$ 615
TOTAL ASSETS	$ 615
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Accounts payable	6,864
Shareholder advances	3,800
TOTAL LIABILITIES	10,664
Share capital and deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 24,806,000 shares issued and outstanding	24,806
Additional paid-in capital	88,541
Deficit accumulated during exploration stage	(123,396)
Total Share Capital and Deficit	(10,049)
TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$ 615

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF EARNINGS AND DEFICIT
Three and six months ending May 31, 2005 and 2004 and
period from June 21, 2002 (inception) through May 31, 2005
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,		Inception through May 31,
	2005	2004	2005	2004	2005
Expenses
Mining and exploration	$ -	$ -	$ -	$ -	$ 95,039
General and administrative	2,908	2,429	5,091	36,344	28,357
Net loss	$ (2,908)	$ (2,429)	$ (5,091)	$ (36,344)	$ (123,396)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	24,806,000	24,806,000	24,806,000	24,586,632

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
Six months ending May 31, 2005 and 2004 and
period from June 21, 2002 (inception) through May 31, 2005
(Unaudited)

	Six Months Ended May 31,		Inception through May 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,091)	$ (36,344)	$ (123,396)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	-	1,272
Net Change in:
Accounts payable	5,031	860	6,864
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(60)	(35,484)	(115,260)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	19,300	112,075
Proceeds from shareholder advances	-	-	3,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	19,300	115,875
INCREASE (DECREASE) IN CASH	(60)	(16,184)	615
Cash, beginning of period	675	91,775	-
Cash, end of period	$ 615	$ 75,591	$ 615

The accompanying notes are an integral part of these financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
May 31st, 2005

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

General

We were incorporated in the State of Nevada on June 21, 2002. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at Suite 880-50 West Liberty Street, Reno, Nevada 89501 and our business mailing address is located at 1156-145 Tyee Drive, Point Roberts, Washington 98281.

Our Current Business

We are an exploration stage resource company, and are primarily engaged in the exploration for and development in the properties in which we have acquired interests.

Kennedy Lake Property

We no longer have title to the sixteen mineral claims comprising the Kennedy Lake Property. In January, 2003 David Heel, our President and member of the board of directors acquired eight mineral claims of by arranging the staking of the same through a third party local prospector. Mr. Heel paid $1,272 to stake the claims. The claims were restaked by David Heel in February 2004.

Mr. Heel also staked an additional eight claims contiguous to the original claims. The property consisted of sixteen mineral claims totalling approximately 1,000 acres located approximately 82 miles west of Nanaimo, British Columbia, Canada, approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property was located within the Alberni Mining Division. The property was without known reserves and our initial program was preliminary in nature. We intended to conduct additional exploration to determine the amount of minerals, if any, that existed on the property and if any minerals found could be economically extracted and profitably processed. However, we no longer hold title to these sixteen mineral claims comprising the Kennedy Lake property. Our preliminary exploratory evaluations of this property did not look promising and due to our lack of sufficient funding to continue with our exploration program, we permitted all sixteen of the Kennedy Lake mineral claims to lapse. However, if we raise sufficient additional funds we may, subject to the claims' availability and any further evaluations that we decide to make, restake our claims to continue with our proposed plan of exploration.

HIT Property

On January 29, 2004, we purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property located in Aspen Grove, British Columbia for $7,400. The property consists of 23 mineral claims over a total of approximately 1,543 acres. The claims in the area were originally held since the 1980's by Inco Ltd. and were worked by Vanco and several others up to 1991. With Inco Ltd holding claims in the area for nearly 20 years and not conducting work on them for more than 10 years this is the first opportunity for a company to follow up the early exploration efforts. The property is subject to a 2% net smelter royalty in favour of the Optionor. We are required to make the following payments to the Optionor to earn a 100% interest in the property: (1) $20,000 on or before January 29, 2005; (2) $30,000 on or before January 30, 2006; and (3) $40,000 on or before January 29, 2007. Due to our lack of sufficient funding, we negotiated a written waiver with Optionor dated January 29, 2005 pursuant to which our time to make the payment due by January 29, 2005 has been extended until July 29, 2005. Currently we are trying to raise sufficient funds to retain this option in good standing and continue explorations. To date, however, we have been unable to raise any funds to proceed with our business plan to pursue this option. If we are able to raise sufficient funds, we intend to continue with our proposed plan of exploration in respect of the HIT Property.

Three Months Ended May 31, 2005 and May 31, 2004

During the three months ended May 31, 2005, operating expenses totalled $2,908, and we experienced a net loss of $2,908 against no revenues, as compared to a net loss of $2,429 against no revenues for the three months ended May 31, 2004. The increase in operating expenses was a result of accounting and legal fees.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at May 31, 2005 was $615.

For the six months ended May 31, 2005, net cash used in operating activities was ($60) compared to cash used in operating activities of ($35,484) for the same period in 2004. Net cash used in operating activities for the three months ended May 31, 2005 consisted mostly of general and administrative expenses.

Net cash provided by financing activity was NIL for the six months ended May 31, 2005 and $19,300 for the same period in 2004. The amount in 2004 resulted from the sale of common shares pursuant to an SB-2 registration statement declared effective on July 10, 2003 and were used for operating expenses.

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

Plan of Operation

Cash Requirements

Over the twelve months ending May 31, 2006 we plan to expend a total of approximately $160,000 in respect of our mineral properties. In particular, we plan to spend $20,000 to maintain our option on the Hit Property. We also intend to expend $120,000 to continue with our proposed plan of exploration in respect of the HIT Property.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the twelve months ending May 31, 2006 and that we will require working capital of approximately $10,000.

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

Over the twelve months ending May 31, 2006 we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Exploration of HIT Property
Trenching	$30,000
Geophysical Mapping	$10,000
Geochemical Testing	$10,000
Drilling	$70,000
Hit Property Option Payment	$20,000
Working Capital	$10,000
Total	$160,000

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2006.

Future Research and Development Activities

We do not intend to spend any funds on research and development activities in the next 12 months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending May 31, 2006.

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

We have historically incurred losses, and through May 31, 2005 have incurred losses of $123,396 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of July 8, 2005, we were in discussions with several potential investors, however no definitive agreements have been reached.

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

We do not own any resource properties. We own an option to acquire a 100% interest in a mineral property.

We do not own any resource properties. We hold an option to acquire a 100% interest in a mineral property but we may lack sufficient funds to maintain and exercise our option, as well as for the explorations we intend to carry out in respect of the property underlying our option. This would result in our losing the interest.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $123,396. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

  Our ability to raise sufficient funds to maintain our interests and continue our proposed explorations;
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

We do not have enough money to maintain our existing interest and to continue with our proposed explorations and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We do not have enough money to maintain our option to purchase the HIT Property and continue with our exploration program. We require additional funding to continue and complete subsequent phases of exploration. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is oil and gas on our property. It could cost as little as $1,000,000 and as much as $10,000,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

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

We have no known ore reserves. We have not identified any gold on the property in which we have an option and we cannot guarantee that we will ever find any gold. We did not rely upon any expert advice in selecting the property for the exploration. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover the gold, we cannot guarantee that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

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

The price of an ounce of gold is more than $400. In the past, the price has been as high as $800 per ounce. In order to maintain operations, we will have to sell our gold for more than it costs us to mine it. The lower the price the more difficult it is to do this. If we cannot make a profit, we will have to cease operations until the price of gold increases or case operations all together. Because the cost to mine the gold is fixed, the lower the market, the less likelihood we will be to make a profit.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Date: July 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ David Heel
David Heel, President, Secretary, Treasurer and Director
Date: July 15, 2005