Form 10QSB
period 2005-08-31
UCLUELET EXPLORATION CORP
filed 2005-10-24
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   August 31, 2005

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,806,000 common shares issued and outstanding as at July 6, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(Unaudited)
As of August 31, 2005

2005 $
ASSETS
Current
Cash	-
TOTAL ASSETS	$ -
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	8,174
Shareholder advances	3,800
Total Current Liabilities 11,974	11,974
Shareholders' Deficit:
Common stock, $0.001 parvalue; 25,000,000 shares authorized, 24,806,000 shares issued and outstanding	24,806
Additional Paid-in Capital	88,541
Accumulated Deficit	(125,321)
Total Shareholders' Deficit	(11,974)
TOTAL LIABIITIES AND SHAREHOLDERS' DEFICIT	$ -

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF EARNINGS AND DEFICIT
(Unaudited)
Three and Six Months Ending August 31, 2005 and 2004 and
Period from June 21, 2002 (Inception) through August 31, 2005

	Three Months Ended August 31,		Nine Months Ended August 31,		Inception through August 31,
	2005	2004	2005	2004	2005
Expenses
Mining and exploration	$ -	$ 68,000	$ -	$ 95,039	$95,039
General and administrative	1,925	4,257	7,016	13,562	30,282
Net loss	$(1,925)	$(4,257)	$(7,016)	$(108,601)	$(125,321)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.04)

Weighted average shares outstanding:
Basic and diluted	24,806,000	3,100,750	24,806,000	3,082,503

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
Three and Six Months Ending August 31, 2005 and 2004 and
Period from June 21, 2002 (Inception) through August 31, 2005

	Nine Months Ended August31,		Inception through August 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,016)	$(108,601)	$ (125,321)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	-	1,272
Net Change in:
Accounts payable	6,340	(2,400)	8,174
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES	(676)	(111,001)	(115,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	19,300	112,075
Proceeds from shareholder advances	-	-	3,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	19,300	115,875
INCREASE (DECREASE) IN CASH	(676)	(91,701)	-
Cash, beginning of period	676	91,775	-
Cash, end of period	$ -	$ 74	$ -

See accompanying notes to financial statements.

UCLUELET EXPLORATION CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
August 31, 2005

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

NOTE 2 Mineral Properties

In January 2004, Ucluelet entered into an agreement to acquire a 100% interest in a mineral claim referred to as the "Hit Property." The agreement stated that Ucluelet must pay $10,000 CAD on the effective date, $20,000 CAD one year from the effective date, $30,000 CAD two years from the effective date, and $40,000 CAD three years from the effective date. Ucluelet would also have to pay a royalty equal to 2% of net smelter returns.

Due to lack of funding to make the necessary option payment, Ucluelet negotiated a written waiver with Optionor dated January 29, 2005 pursuant to which the time to make the payment due by January 29, 2005 (one year from the effective date) was extended until July 29, 2005. Ucluelet was unable to raise funds to retain this option in good standing by making the option payment on July 29, 2005. On October 1, 2005 the Optionor notified Ucluelet of termination of the option agreement.

NOTE 3 Subsequent Event

On October 1, 2005 Ucluelet's option on the HIT property was terminated due to its inability to continue making timely option payments.

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

HIT Property

On January 29, 2004, we purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property located in Aspen Grove, British Columbia for $7,400. The property consists of 23 mineral claims over a total of approximately 1,543 acres. The claims in the area were originally held since the 1980's by Inco Ltd. and were worked by Vanco and several others up to 1991. With Inco Ltd holding claims in the area for nearly 20 years and not conducting work on them for more than 10 years this is the first opportunity for a company to follow up the early exploration efforts. The property is subject to a 2% net smelter royalty in favour of the Optionor. We are required to make the following payments to the Optionor to earn a 100% interest in the property: (1) $20,000 on or before January 29, 2005; (2) $30,000 on or before January 30, 2006; and (3) $40,000 on or before January 29, 2007. Due to our lack of sufficient funding, we negotiated a written waiver with Optionor dated January 29, 2005 pursuant to which our time to make the payment due by January 29, 2005 has been extended until July 29, 2005. We were unable to raise funds to retain this option in good standing by making the option payment on July 29, 2005. On October 1, 2005 the Optionor notified us of termination of the option agreement.

Three Months Ended August 31, 2005 and August 31, 2004

During the three months ended August 31, 2005, operating expenses totalled $1,925, and we experienced a net loss of $1,925 against no revenues, as compared to a net loss of $72,257 against no revenues for the three months ended August 31, 2004. The decrease in operating expenses was the result of a decrease in mining and exploration expenses and a decrease in general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at August 31, 2005 was NIL.

For the nine months ended August 31, 2005, net cash used in operating activities was ($7,016) compared to cash used in operating activities of ($108,601) for the same period in 2004. Net cash used in operating activities for the nine months ended August 31, 2005 consisted of general and administrative expenses.

Net cash provided by financing activity was NIL for the nine months ended August 31, 2005 and $19,300 for the same period in 2004. The amount in 2004 resulted from the sale of common shares pursuant to an SB-2 registration statement declared effective on July 10, 2003 and were used for operating expenses.

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

Plan of Operation

Cash Requirements

Over the twelve months ending August 31, 2006 we plan to expend a total of approximately $120,000 in respect of the acquisition and exploration of new mineral properties. Currently we have not identified any suitable potential mineral properties.

We estimate that we will expend approximately $10,000 on general and administrative expenses over the twelve months ending August 31, 2006 and that we will require working capital of approximately $10,000.

Based on our current plan of operations, we do not have sufficient funds and we require additional funds to continue our operations. In the event that we are unable to raise additional financing in the immediate future, and fail to generate any cash flow, we may be required to modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the twelve months ending August 31, 2006 we intend to use all available funds to acquire and explore new mineral properties, if we are able to identify any suitable ones, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000
Operations
Acquisition and Exploration of a New Mineral Property
Option Payment to Acquire New Property	$20,000
Trenching	$30,000
Geophysical Mapping	$10,000
Geochemical Testing	$10,000
Drilling	$70,000
Working Capital	$ 10,000
Total	$160,000

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending August 31, 2006.

Future Research and Development Activities

We do not intend to spend any funds on research and development activities in the next 12 months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending August 31, 2006.

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

We have historically incurred losses, and through August 31, 2005 have incurred losses of $125,321 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to acquire new mineral properties to explore. We will have to raise additional working capital through private placements, public offerings and/or bank financing to finance the acquisition and exploration of any suitable properties. As of October 12, 2005, we have not identified any suitable projects. Although we were in discussions with several potential investors, no definitive agreements have been reached.

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

We do not own any resource properties and we may be unable to acquire any.

We do not own any resource properties. All of our original properties have lapsed due to our lack of financing. Although we are looking for new mineral properties which are suitable for acquisition and exploration, we have not yet identified any. We may be unable to acquire any suitable new properties and, in the event that we are unable to do so we may go out of business.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $125,321. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

If we do not raise enough money to acquire and explore a new mineral property, we will have to delay exploration or go out of business.

We have no properties and no financing. We need additional financing before we are able to acquire a mineral property and commence explorations. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will go out of business.

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

We have no mineral properties or interests. Even if we are able to acquire any properties or interests, we cannot guarantee we will find any gold or if we find gold, that production will be profitable.

We have no mineral properties or interests. Even if we manage to acquire a mineral property we will need money to explore for minerals and there is no guarantee we will be able to raise such funds. Even if raise funds for exploration and find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover the gold, we cannot guarantee that we will make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

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

We currently have no properties and lack financing. If we are able to acquire a property, rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations and could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we have limited ability to acquire promising mineral properties and must limit our exploration if we obtain a property. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Secretary. Based upon that evaluation, our company's President along with our company's Secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Date: October 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ David Heel
David Heel, President, Secretary, Treasurer and Director
Date: October 24, 2005