Form 10KSB
period 2005-11-30
CALIFORNIA OIL & GAS CORP
filed 2006-02-28
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  November 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  000-50375

CALIFORNIA OIL & GAS CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 407 2nd Street SW, Calgary, Alberta, Canada	T2P 2Y3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (403) 261-1965

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
(Title of class)

Title of each class Nil	Name of each exchange on which registered Nil

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

26,868,000 common shares @ $1.69(1) = $45,406,920

(1) Average of bid and ask closing prices on February 14, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

34,818,000 common shares issued and outstanding as of February 14, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐;	No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I

Item 1.  Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “California Oil & Gas” mean California Oil & Gas Corporation, unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on June 21, 2002 under the name Ucluelet Exploration Corp. Following our incorporation, we engaged in the business of exploring mineral resource properties, with claims on properties located on Vancouver Island in British Columbia, Canada.

In January, 2003 David Heel, our former President and director acquired sixteen mineral claims entitled the Kennedy Lake property covering approximately 1,000 acres of land located approximately 82 miles west of Nanaimo, British Columbia, Canada, approximately 10 miles north from the town of Ucluelet on Vancouver Island. These claims were recorded in Mr. Heel’s name to avoid paying additional fees, however, title to the claims was conveyed to us by an unrecorded deed. An unrecorded deed is a deed that effects a transfer of title but is not filed with the British Columbia Land Title Office. These claims were without known reserves. The property was without known reserves and our initial program was preliminary in nature. We intended to conduct additional exploration to determine the amount of minerals, if any, that existed on the property and if any minerals found could be economically extracted and profitably processed. However, we no longer hold title to these sixteen mineral claims comprising the Kennedy Lake property. Our preliminary exploratory evaluations of this property did not look promising and due to our lack of sufficient funding to continue with our exploration program, we permitted all sixteen of the Kennedy Lake mineral claims to lapse in February 2005.

In January, 2004 we purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property located in Aspen Grove, British Columbia for $7,400, subject to a 2% net smelter royalty in favour of the Optionor. This property consists of 23 mineral claims over a total of approximately 1,543 acres. These claims were without known reserves. Due to lack of funding to make the necessary subsequent option payment, we negotiated a written waiver with optionor dated January 29, 2005 pursuant to which the time to make the payment due by January 29, 2005 (one year from the effective date) was extended until July 29, 2005. We were unable to raise funds to retain this option in good standing by making the option payment on July 29, 2005. On October 1, 2005 the optionor notified us of termination of the option agreement.

We were unable to raise sufficient capital to explore any of our mineral resource properties. In light of our inability to finance the acquisition and exploration of mineral properties, our management decided that the mineral exploration business would not enable our company to maximize shareholder value. Due to our inability to attracting the capital necessary to pursue the exploration of our mineral resource properties, we ceased operation of this business during the fourth quarter of calendar year 2005 and disposed of our Kennedy Lake property on our HIT property for nominal consideration.

On January 26, 2006, we changed our name to California Oil & Gas Corporation by effecting a merger with our newly created Nevada subsidiary named California Oil & Gas Corporation, which we had incorporated for that purpose. We entered into an agreement and plan of merger dated January 26, 2006 with this wholly-owned subsidiary whereby our subsidiary would merge into our company. Our company, now called California Oil & Gas Corporation, was the surviving company in the merger. This merger was effected on January 31, 2006.

Other than as set out above, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are in the business of acquiring, exploring, and developing oil and natural gas properties. We are currently searching for oil and gas opportunities in the State of California, but as our company grows and expands we hope to expand our search parameters to include other parts of the United States, Canada and abroad.

Currently, oil and natural gas prices are at very high levels. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain at high levels for the foreseeable future. We believe that this presents a tremendous opportunity for our company to grow quickly as we are in the process of assembling an experienced and senior team of professionals to evaluate available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects, and subsequently apply modern exploration, development and production techniques will be key to our company’s success. A number of factors, including, high product prices, the ease of availability of capital, and the influx of that capital into the petroleum sector has resulted in tremendous competition for prospects, people, equipment and services. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects will constitute a competitive advantage.

Our goal is to grow our company and increase shareholder value in a favorable petroleum pricing environment. Although we are currently an exploration company, we believe a focus on oil and gas will result in success and growth through added reserves and cash flow which will, in turn, provide a base for further growth and increases in shareholder value.

We are an exploration stage resource company and are primarily engaged in the search for and development of oil and gas properties.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of oil and gas leases in California. To date, execution of our business plan has largely focused on assessing prospective oil and gas leases. We intend to establish a going forward exploration and development plan, though we do not currently own any oil or gas leases.

We do not anticipate that we will expend any significant funds on research and development over the twelve month period ending February 28, 2007.

Employees

We do not currently have any employees (other than Mr. McLeod, our sole director and officer who, at present, has not signed an employment or consulting agreement with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2007.

Competition

The oil and gas industry is intensely competitive. We will compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.

Government Regulations and Supervision

Oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have not incurred any expenditure related to complying with these laws as we have not yet acquired any oil and gas properties nor engaged in any exploration for oil and gas. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

RISK FACTORS

This annual report on Form 10-KSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on pages 5 to 10, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Risks Relating to Our Business:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred net losses of $7,105 for the year ended November 30, 2005 and $108,999 for the year ended November 30, 2004. On November 30, 2005, we had cash of $689. We anticipate that we will require up to approximately $250,000 to fund our continued operations for the twelve-month period ending February 28, 2007. Although we intend to raise the money required to fund our operations during this period of time from the sale of our equity securities, there can be no assurance that we will be able to do so. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated February 23, 2006, regarding their concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require in excess of $250,000 in additional funds to sustain and expand our search for suitable oil and gas exploration properties and, upon our acquisition of any such properties, exploration activities on those properties. Additional capital will be required to effect these operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has no operating history in the business of oil and gas exploration and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we are unable to retain the services of Mr. McLeod or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. John McLeod, our President, Treasurer, Secretary and sole director. Loss of the services of Mr. McLeod could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. McLeod. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

There can be no assurance that we will identify and acquire an oil and gas exploration property. Even if we do acquire such a property, there can be no assurance that we will discover oil or gas in any commercial quantity thereon.

Exploration for economic reserves of oil and gas is subject to a number of risks. There is competition for the acquisition of available oil and gas properties. Even if we are able to acquire an oil and gas exploration property, few properties that are explored are ultimately developed into producing oil and/or gas wells. If we cannot acquire one or more oil and gas exploration properties and discover oil or gas in any commercial quantity thereon, our business will fail.

Even if we acquire an oil and gas exploration property and establish that it contains oil or gas in commercially exploitable quantities, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that we will be able to obtain the necessary permits. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we will be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Risks Relating to Our Shares of Common Stock:

Our shares of common stock are subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our shares of common stock cumbersome and may reduce the value of an investment in our shares of common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our shares of common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

John Mcleod, our sole officer and director, owns a total of 7,950,000 shares of our company. He may sell some of these shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our sole officer and director owns a total of 7,950,000 shares of stock, which is 22.8% of the number of our shares of common stock that are currently issued and outstanding. Subject to all holding periods under applicable securities laws, Mr. Mcleod will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

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

Volatility of Stock Price.

In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for oil and gas exploration and development companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Item 2.  Description of Property.

Our administrative mailing office is located at 312 407 2nd Street SW, Calgary, Alberta, Canada, T2P 2Y3 and our telephone number is 403.261.1965. We do not currently own any mineral resource or other property.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended November 30, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “California Oil & Gas Corporation” and under the symbol “COGC”.

On May 27, 2004, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Ucluelet Exploration Corp.” and under the symbol “UCLU”. On February 7, 2006, our company merged with its wholly-owned subsidiary, California Oil & Gas Corporation, and changed its name to California Oil & Gas Corporation and commenced trading under the symbol “COGC”.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended November 30, 2005 and 2004. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
May 31, 2004 (1)	$0.10	$0.10
August 31, 2004	$0.10	$0.10
November 30, 2004	$0.10	$0.10
February 28, 2005	$0.10	$0.10
May 31, 2005	$0.60	$0.60
August 31, 2005	$1.10	$0.80
November 30, 2005	$0.95	$0.51
(1)	Our common stock received approval for quotation on May 27, 2004.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On February 14, 2005 the shareholders’ list of our common shares showed 41 registered shareholders and 34,818,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are no additional beneficial shareholders beyond the 41 registered shareholders as of February 14, 2006.

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

On December 20, 2004, our board of directors approved an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was effected with the Nevada Secretary of State on December 21, 2004 and the record date was as of December 31, 2004. As a result, our authorized capital increased from 25,000,000 to 200,000,000 shares of common stock with a par value of $0.001. The ratio of distribution was an additional seven (7) shares of common stock for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the Forward Stock Split.

On January 16, 2006, as part of our restructuring plan to make the Company more attractive for prospective financing or other transactions, 39,600,000 (post split) shares of common stock were returned to treasury. This decreased the issued and outstanding share capital from 74,418,000 (post split) shares of common stock to 34,818,000 (post split) shares of common stock.

On January 18, 2006, our board of directors approved a three (3) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein we stated that we would issue three shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on January 18, 2006. As a result, our authorized capital increased from 200,000,000 to 600,000,000 shares of common stock with a par value of $0.001.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Recent Sales of Unregistered Securities

We have not recently sold any unregistered securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common shares or other securities during the fiscal year ended November 30, 2005.

Item 6.  Plan of Operation.

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

During the next 12 months, we plan to assess and, if possible, obtain a suite of interests in oil and gas properties, either prospective, producing or capable of production. These interests could be obtained by direct leasing from the mineral rights owner, a farm-in where rights are earned by conducting work (normally seismic or drilling), purchase from another company or individual, or a combination of these methods. Of course, there can be no assurance that we will be able to identify any properties as being available or that, upon assessment of these properties, that we will decide to proceed with their acquisition or that we will be able to successfully negotiate terms for their acquisition. Even if we do identify one or more properties and our assessment shows that they are attractive acquisition targets, there can be no assurance that we will be able to finance the acquisition.

If we acquire one or more suitable properties, we intend to explore for and develop any commercial hydrocarbons located on the properties. Successful properties would be either placed on production and provide cash flow to the company, or sold for an advantageous price. There can be no assurance that we will identify any commercial hydrocarbons on any property that we acquire, nor that we will be able to raise the financing needed in order to properly develop these properties.

As part of the process, we intend to assemble a team of experienced individuals on an employee, retainer or a consulting arrangement. As the individuals we plan to attract are very senior, and their time would not be required full time in the early stages of growth, it is envisioned that most would start as part time consultants and progress to full time as needed. Compensation would be in the form of consulting fees and some form of incentive system such as bonuses or a stock option plan, if and when one is implemented.

Cash Requirements

For the next 12 months we plan to expend a total of approximately $100,000 in searching for suitable oil and gas properties.

We estimate that we will expend approximately $100,000 on general and administrative expenses over the next 12 months and working capital of approximately $50,000. Working capital requirements may increase if we identify, assess and acquire one or more oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any.

Based on our current plan of operations, we have sufficient funds for the next 12 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 12 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months

General, Administrative and Corporate Expenses	$100,000
Technical Assessment of opportunities	$100,000
Working Capital	$50,000
Total	$250,000

Financial Condition, Liquidity and Capital Resources

From the date of inception on June 21, 2002, to the date we abandoned our mineral exploration business, we were engaged in the acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At November 30, 2005, we had a working capital deficit of $13,126 compared to working capital of $4,958 at November 30, 2004.

At November 30, 2005, our total assets of $690 consists of only cash. This compares with our assets at November 30, 2004 of $676 which consisted of cash.

At November 30, 2005, our total liabilities were $13,816, compared to our liabilities of $5,634 as at November 30, 2004. These liabilities consisted primarily of audit, legal fees and transfer agent fees.

The continuation of our business is dependent upon obtaining financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We have no long-term debt. and do not regard long-term borrowing as a good, prospective source of financing at this stage in the development of our company and its business.

On January 23, 2006, the Company received a loan from a third party of $75,000. The loan bears interest at a rate of 10% per annum. The loan and interest is payable in full on the day that is 15 days from the completion of an equity financing of $250,000 or more by the Company.

Results of Operations.

We posted losses of $8,168 for the year ending November 30, 2005, as compared to losses of $110,833 for the year ended November 30, 2004, and losses of $126,473 from inception to November 30, 2005. The principal component of the loss was for general and administrative expenses. The decrease in losses during the year ended November 30, 2005 is due primarily to decreased activity.

Product Research and Development

Our business plan is focused on a strategy of acquiring and maximizing the long-term exploration and development of oil and gas opportunities in California. To date, execution of our business plan has largely focused on assessing prospective oil and gas interests. Once we acquire a suitable oil and gas exploration property, we intend to implement an exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending February 28, 2007.

Employees

We do not currently have any employees (other than Mr. McLeod, our sole director and officer who, at present, has not signed an employment or consulting agreement with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 151 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through November 30, 2005 have incurred losses of $123,574 since inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of February 14, 2006, we were in discussions with several investors, however no definitive agreements have been reached.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated February 23, 2006

Balance Sheet as at November 30, 2005

Statements of Operations for the year ended November 30, 2005, November 30, 2004 and for the period from June 21, 2002 (incorporation) to November 30, 2005

Statement of Stockholders’ Deficit for the period from June 21, 2002 (incorporation) to November 30, 2005

Statements of Cash Flows for the year ended November 30, 2005, November 30, 2004 and for the period from June 21, 2002 (incorporation) to November 30, 2005

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  California Oil & Gas Corporation

  (formerly Ucluelet Exploration Corp.

  (An Exploration Stage Company)

  Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.) as of November 30, 2005, and the related statements of operations, shareholders’ deficit, and cash flows for each of the two years then ended and for the period from June 21, 2002 (Inception) through November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position California Oil & Gas Corporation as of November 30, 2005, and the results of its operations and its cash flows for each of the two year then ended and for the period from June 21, 2002 (Inception) through November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, California Oil & Gas Corporation’s recurring losses from operations and the need to raise additional financing in order to fund its exploration and development activity and satisfy vendors and other creditor obligations, raise substantial doubt about its ability to continue as a going concern. (Management’s plans as to these matters are also described in Note 2). The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

February 23, 2006

CALIFORNIA OIL & GAS CORPORATION (formerly Ucluelet Exploration Corp.) (An Exploration Stage Company)
BALANCE SHEET November 30, 2005
2005 $
ASSETS
Current
Cash	690
Total Assets	690
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current:
Accounts payable	5,016
Shareholder advances	8,800
Total liabilities	13,816
Shareholders’ deficit:
Common stock, $0.001 par value, 600,000,000 shares authorized,
74,418,000 shares issued and outstanding	74,418
Additional paid-in capital	38,929
Deficit accumulated during development stage	(126,473)
Total Shareholders’ Deficit	(13,126)
Total Liabilities and Shareholders’ Deficit	690
See accompanying notes to financial statements.

CALIFORNIA OIL & GAS CORPORATION (formerly Ucluelet Exploration Corp.) (An Exploration Stage Company)
STATEMENTS OF OPERATIONS For the year ended November 30, 2005 and 2004 and Period from June 21, 2002 (Inception) through November 30, 2005
	Years ended November 30th		June 21, 2002 (Inception) through November 30th
	2005 $	2004 $	2005 $
Expenses
Mining and exploration	-	95,039	95,039
General and administrative	8,168	15,794	31,434
Net Loss	(8,168)	(110,833)	(126,473)
Net loss per share Basic and diluted	(-)	(-)
Weighted average shares outstanding Basic and diluted	74,418,000	74,088,951
See accompanying notes to financial statements.

CALIFORNIA OIL & GAS CORPORATION (formerly Ucluelet Exploration Corp.) (An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT Period from June 21, 2002 (Inception) through November 30, 2005
				Deficit
				accumulated
			Additional	during	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount $	capital $	stage $	deficit $
Issuance of common stock to founders for cash	48,000,000	48,000	(46,000)	-	2,000
Expenses paid by shareholder	-	-	1,272	-	1,272
Net loss	-	-	-	(3,301)	(3,301)
Balance,
November 30, 2002	48,000,000	48,000	(44,728)	(3,301)	(29)
Issuance of common stock for cash	21,786,000	21,786	68,989	-	90,775
Net loss	-	-	-	(4,171)	(4,171)
Balance,
November 30, 2003	69,786,000	69,786	24,261	(7,472)	86,575
Issuance of common stock for cash	4,632,000	4,632	14,668	-	19,300
Net loss	-	-	-	(110,833)	(110,833)
Balance,
November 30, 2004	74,418,000	74,418	38,929	(118,305)	(4,958)
Net loss	-	-	-	(8,168)	(8,168)
Balance,
November 30, 2005	74,418,000	74,418	38,929	(126,473)	(13,126)
See accompanying notes to financial statements.

CALIFORNIA OIL & GAS CORPORATION (formerly Ucluelet Exploration Corp.) (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS For the years ended November 30, 2005 and 2004 and Period from June 21, 2002 (Inception) through November 30, 2005
	Year ended November 30th 2005 $	Year ended November 30th 2004 $	June 21, 2002 (Inception) through November 30th 2005 $
Cash flows from operating activities
Net loss	(8,168)	(110,833)	(126,473)
Adjustments to reconcile net deficit to cash
Used by operation activities:
Expenses paid by shareholder	-	-	1,272
Net changes in:
Accounts payable	3,182	(566)	5,016
	(4,986)	(111,399)	(120,185)
Cash flows from financing activities
Proceeds from sale of common stock	-	19,300	112,075
Proceeds from shareholder advances	5,000	1,000	8,800
	5,000	20,300	120,875
Increase in cash	14	(91,099)	690
Cash, beginning of year	676	91,775	-
Cash, end of year	690	676	690
See accompanying notes to financial statements.

CALIFORNIA OIL & GAS CORPORATION

(formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2005

NOTE 1	Summary of Accounting Policies

Nature of Business

California Oil & Gas Corporation. ("California") was incorporated in Nevada on June 21, 2002. California is engaged in the acquisition exploration of oil & gas properties. California does not currently hold any properties and is an exploration stage company. On January 31, 2006, the Company changed its name from Ucluelet Exploration Corp. to California Oil & Gas Corporation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

California recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable and collectibility is probable.

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

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

California does not expect the adoption of recently issued accounting pronouncements to have a significant impact on California's results of operations, financial position or cash flow.

NOTE 2	Going Concern

California's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. California has incurred net losses of $8,168 and $110,833 for the years ended November 30, 2005 and 2004, and has an accumulated deficit of $126,473 at November 30, 2005. This condition raises substantial doubt about California's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

California is working to secure additional financing to fund its oil and gas exploration activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that California will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support California's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, California will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to California. If adequate working capital is not available California may be required to curtail its operations.

NOTE 3	Income Taxes

California follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	November 30,	November 30,
	2005	2004
Refundable Federal income tax attributable to:
Current Operations	$2,700	$37,000
Less, Change in valuation allowance	(2,700)	(37,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

November 30,
2005
Deferred tax attributable to:
Net operating loss carryover	$40,000
Less, Change in valuation allowance	(40,000)
Net deferred tax asset	$-

At November 30, 2005, California had an unused net operating loss carryover approximating $118,000 that is available to offset future taxable income; it expires beginning in 2022.

United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

NOTE 4	Common Stock

On January 18, 2006, the board of directors approved a three (3) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. California amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue three shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on January 18, 2006. As a result, the authorized capital increased from 200,000,000 to 600,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

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

In December 2003, California sold 4,632,000 (post split) common shares to individuals for proceeds of $19,300. In the year ended November 30, 2003, California sold 21,786,000 (post split) common shares to individuals for proceeds of $90,775.

In June 2002, California issued 48,000,000 (post split) common shares to its founders for proceeds of $2,000.

NOTE 5	Related Party Transactions

California neither owns nor leases any real or personal property, and a related party has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6	Shareholder Advances

During the year ending November 30, 2005 a shareholder of the company advanced the company $5,000, which brings the shareholder's loan to a total of $8,800. The advances are due on demand, and are to be repaid as cash becomes available.

NOTE 7	Mineral Properties

In January, 2003 David Heel, our former President and director acquired sixteen mineral claims entitled the Kennedy Lake property covering approximately 1,000 acres of land located approximately 82 miles west of Nanaimo, British Columbia, Canada, approximately 10 miles north from the town of Ucluelet on Vancouver Island. We intended to conduct additional exploration to determine the amount of minerals, if any, that existed on the property and if any minerals found could be economically extracted and profitably processed. However, we no longer hold title to these sixteen mineral claims comprising the Kennedy Lake property. Our preliminary exploratory evaluations of this property did not look promising and due to our lack of sufficient funding to continue with our exploration program, we permitted all sixteen of the Kennedy Lake mineral claims to lapse in February 2005.

In January 2004, the Company entered into an agreement to acquire a 100% interest in a mineral claim referred to as the “Hit Property.” The agreement states that the Company must pay $10,000 CAD on the effective date, $20,000 CAD one year from the effective date, $30,000 CAD two years from the effective date, and $40,000 CAD three years from the effective date. The Company will also pay a royalty equal to 2% of net smelter returns.

Due to lack of funding to make the necessary option payment, the Company negotiated a written waiver with the optionor dated January 29, 2005 pursuant to which the time to make the payment due by January 29, 2005 (one year from the effective date) was extended until July 29, 2005. The Company was unable to raise funds to retain this option in good standing by making the option payment on July 29, 2005. On October 1, 2005 the optionor notified the Company of termination of the option agreement.

NOTE 8	Subsequent Events (Unaudited)

On January 13, 2006, David Heel resigned as the Company’s president, secretary, treasurer and director, and John McLeod was appointed in his place as the new president, secretary and treasurer. John McLeod is currently the sole member of the board of directors.

On January 16, 2006, as part of our restructuring plan to make the Company more attractive for prospective financing or other transactions, 39,600,000 (post split) shares of common stock were returned to treasury. This decreased the issued and outstanding share capital from 74,418,000 (post split) shares of common stock to 34,818,000 (post split) shares of common stock.

On January 23, 2006, the Company received a loan from a third party of $75,000. The loan bears interest at a rate of 10% per annum. The loan and interest is be payable in full 15 days from the completion of an equity financing of $250,000 or more by the Company.

On January 26, 2006, the Company changed its name to California Oil & Gas Corporation by effecting a merger with a newly created wholly owned Nevada subsidiary named California Oil & Gas Corporation, which the Company had incorporated for that purpose. The Company entered into an agreement and plan of merger dated January 26, 2006 with this wholly-owned subsidiary whereby the subsidiary would merge into the Company. The Company, now called California Oil & Gas Corporation, was the surviving company in the merger. This merger was effected on January 31, 2006. The newly created subsidiary was dissolved on January 31, 2006.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.  Controls and Procedures.

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at February 14, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John G.F. McLeod	Director, President, Secretary and Treasurer	59	November 3, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John G.F. McLeod

Mr. McLeod became a director of our company on November 3, 2005. We appointed him our President, Secretary and Treasurer on January 18, 2006.

Mr. McLeod has over 30 years experience in varied resource extraction projects with particular emphasis on international oil and gas management, exploration and development and establishing and maintaining relations with investors and the financial community. Since 2005, Mr. McLeod has been the President and Chief Executive Officer of ONCO Petroleum Inc., a private Ontario company. From 2001 to 2005, he was President, Chief Executive Officer, Vice President, Operations and a director of Rally Energy Corp., a company listed on the TSX Venture Exchange.

Mr. McLeod is a member of the board of directors of the following public companies: Heritage Oil Corporation (TSX: HOC); Highview Resources Ltd., (TSX-V: HVW); Diaz Resources Ltd. (TSX-V: DZR); Castlerock Petroleum Ltd., (TSX-V: CSK); Tuscany Energy Ltd., (TSX-V: TUS); and Keeper Resources Inc. (TSX-V: KEE).

Mr. McLeod is a mechanical engineer who has previously held various senior management positions with a number of public exploration companies including the positions of President and Chief Executive Officer with Arakis Energy Corporation, Rally Energy Corp. and Canoro Resources Inc.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee currently consists of our sole director, John G.F. McLeod. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004.

Our Nominating and Corporate Governance Committee currently consists of our sole director, John G.F. McLeod. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

Our Compensation Committee currently consists of our sole director, John G.F. McLeod. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2005, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John G.F. McLeod	1(1)	1	Nil

(1)           The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Statement of Changes in Beneficial Ownership.

Code of Ethics

Effective January 29, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on February 27, 2004 as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended November 30, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: California Oil & Gas Corporation, 312 407 2nd Street SW, Calgary, Alberta, T2P 2Y3.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

Stock Option Plan

Currently, there are no stock option plans in favor of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended November 30, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at November 30, 2005.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended November 30, 2005.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at February 14, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
John G.F. McLeod 68 Sandstone Ridge Crescent Okotoks, AB T1S 1R1	7,950,000 common shares	22.8%
Directors and Executive Officers as a Group	7,950,000 common shares	22.8%

(1) Based on 34,818,000 shares of common stock issued and outstanding as of February 14, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Item 13.  Exhibits.

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

3.2 Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

3.3 Certificate of Change filed with the Nevada Secretary of State on December 21, 2004 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2004).

3.4 Certificate of Change filed with the Nevada Secretary of State on January 18, 2006 (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2006).

3.5 Articles of Merger filed with the Nevada Secretary of State on January 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2006).

(10) Material Contracts

10.10 Mineral Property Option Agreement between Adam Travis, Geologist and the Company (incorporated by reference from our Current Report on Form 8-K, filed on February 2, 2004).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004)

(16) Letter on change in certifying accountant

16.1 Letter from Malone & Bailey, PLLC regarding change in independent accountant (incorporated by reference from our Current Report on Form 8-K filed on September 10, 2004).

(31) Section 302 Certifications

31.1 Section 302 Certification (filed herewith).

(32) Section 906 Certification

32.1 Section 906 Certification (filed herewith).

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 were $3,500.

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004 were $4,000.

Audit Related Fees

For the fiscal year ended November 30, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the fiscal year ended November 30, 2004, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the fiscal year ended November 30, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee (which consists of entire Board of Directors); or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA OIL & GAS CORPORATION

By:	/s/ John G.F. McLeod

John G.F. McLeod,

President, Secretary, Treasurer and Director

(Principal Executive Officer,

Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John G.F. McLeod	President, Secretary, Treasurer and Director	February 28, 2006
John G.F. McLeod