Form 10QSB
period 2006-02-28
CALIFORNIA OIL & GAS CORP
filed 2006-04-13
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375

California Oil & Gas Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#312, 407 – 2nd Street SW, Calgary, Alberta, T2P 2Y3
(Address of principal executive offices)

(403) 261-1965
(Issuer’s telephone number)

Ucluelet Exploration Corp. 1156-145 Tyee Drive, Point Roberts, Washington, 98281
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

37,038,000 common shares issued and outstanding as of April 7, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

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
BALANCE SHEET (Unaudited) February 28, 2006
2006 $
ASSETS
Current
Cash	25,646
Deposit	50,000
Total Assets	75,646
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current
Accounts payable	16,121
Shareholder advances	8,800
Loan payable - related party	75,000
Total current liabilities	99,921
Shareholders’ deficit
Common stock, $0.001 par value, 600,000,000 shares authorized,
34,818,000 shares issued and outstanding	34,818
Additional paid-in capital	78,529
Accumulated deficit during exploration stage	(137,622)
Total Shareholders’ Deficit	(24,275)
Total Liabilities and Shareholders’ Deficit	75,646
See accompanying notes to financial statements.

CALIFORNIA OIL & GAS CORPORATION (formerly Ucluelet Exploration Corp.) (An Exploration Stage Company)
STATEMENT OF OPERATIONS (Unaudited) For the three months ended February 28, 2006 and 2005 and Period from June 21, 2002 (Inception) through February 28, 2006
	Three months ended February 28th 2006 $	Three months ended February 28th 2005 $	Inception through February 28th 2006 $
Expenses
Mining and exploration	-	-	95,039
General and administrative	11,149	2,183	42,583
Net Loss	(11,149)	(2,183)	(137,622)
Net loss per share Basic and diluted	(-)	(-)
Weighted average shares outstanding Basic and diluted	59,018,000	74,418,000
See accompanying notes to financial statements.

CALIFORNIA OIL & GAS CORPORATION (formerly Ucluelet Exploration Corp.) (An Exploration Stage Company)
STATEMENT OF CASH FLOWS (Unaudited) For the three months ended February 28, 2006 and 2005 and Period from June 21, 2002 (Inception) through February 28, 2006
	Three months ended February 28th 2006 $	Three months ended February 28th 2005 $	Inception through February 28th 2006 $
Cash flows from operating activities
Net loss	(11,149)	(2,183)	(137,622)
Adjustments to reconcile net deficit to cash
used by operation activities:
Expenses paid by shareholder	-	-	1,272
Net changes in:
Deposits	(50,000)	-	(50,000)
Accounts payable	11,105	2,140	16,121
Net cash flows used in operation activities	(50,044)	(43)	(170,229)
Cash flows from financing activities
Proceeds from sale of common stock	-	-	112,075
Proceeds from shareholder advances	-	-	8,800
Proceeds from note	75,000	-	75,000
Net cash flows from investing activities	75,000	-	195,875
Net increase (decrease) in cash	24,956	(43)	25,646
Cash, beginning of year	690	676	-
Cash, end of year	25,646	633	25,646
See accompanying notes to financial statements.

CALIFORNIA OIL & GAS CORPORATION

(formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

February 28, 2006

NOTE 1	Basis of Presentation

The accompanying unaudited interim financial statements of California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.) (the “Company”) have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2005 as reported in Form 10-KSB, have been omitted.

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

In June 2002, California issued 48,000,000 (post split) common shares to its founders for proceeds of $2,000.

NOTE 3	Mineral Properties

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

NOTE 4	Loan Payable – Related Party

On January 23, 2006, the Company received a loan from a related party of $75,000. The loan bears interest at a rate of 10% per annum. The loan and interest are to be re-paid in full 15 days from the completion of an equity financing of $250,000 or more by the Company. This loan was repaid subsequent to the end of the period with the proceeds from the private placement.

NOTE 5	Corporate Events

On January 13, 2006, David Heel resigned as the Company’s president, secretary, treasurer and director, and John McLeod was appointed in his place as the new president, secretary and treasurer. John McLeod is currently the sole member of the board of directors.

On January 26, 2006, the Company changed its name to California Oil & Gas Corporation by effecting a merger with a newly created wholly owned Nevada subsidiary named California Oil & Gas Corporation, which the Company had incorporated for that purpose. The Company entered into an agreement and plan of merger dated January 26, 2006 with this wholly-owned subsidiary whereby the subsidiary would merge into the Company. The Company, now called California Oil

& Gas Corporation, was the surviving company in the merger, which was effected January 31, 2006. The newly created subsidiary disappeared in the merger.

The Company is in the process of negotiating a seismic option on a prospective acreage block in California, in connection with which its potential joint venture partner requested proof that funds would be available for certain preliminary funding requirements. The Company deposited $50,000 in trust with its potential joint venture partner’s law firm. The deposit is fully refundable if an acceptable seismic option is not obtained.

Efforts to obtain the seismic option have been unsuccessful through the date of this quarterly report on Form 10-QSB. If no progress is made in the near future, the deposit will be returned to the Company.

NOTE 6	Subsequent Event

On March 20, 2006 the Company closed a private placement receiving proceeds of $999,000 for 2,220,000 units. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.55.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report on Form 10-QSB entitled “Risk Factors” beginning at page 13, below, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “California Oil “ mean California Oil & Gas Corporation, unless otherwise indicated.

Background

We were incorporated under the laws of the State of Nevada on June 21, 2002 under the name Ucluelet Exploration Corp. On December 21, 2004, we amended our articles of incorporation to effect an eight (8) for one (1) forward split of our authorized capital, increasing our authorized capital from 25,000,000 shares of common stock with a par value of $0.001 per share to 200,000,000 shares of common stock with a par value of $0.001 per share. On January 18, 2006, we again amended our articles of incorporation to effect a three (3) for one (1) forward split of our authorized capital, increasing our authorized capital from 200,000,000 common shares with a par value of $0.001 per share to 600,000,000 shares of common stock with a par value of $0.001 per share.

On January 26, 2006, we changed our name to California Oil & Gas Corporation. We effected this change of name by merging our company with a wholly owned subsidiary of our corporation that we had formed specifically for this purpose. Our company was the surviving company in the merger.

From inception on June 21, 2002 until the last quarter of calendar year 2005, we were engaged in the business of exploring mineral resource properties located on Vancouver Island in British Columbia, Canada.

In January 2003, David Heel, our former president and a former director, acquired sixteen mineral claims located on Vancouver Island and known, collectively, as the ‘Kennedy Lake Property’. These claims were recorded in Mr. Heel’s name to avoid paying additional fees but title to the claims was conveyed to us by an unrecorded deed (an unrecorded deed is a deed that effects a transfer of title but is not filed with the British Columbia Land Title Office). Our evaluation of the exploration results on the Kennedy Lake Property lead us to conclude that it did not merit further exploration and we permitted all of these mineral claims to lapse in February 2005.

In January 2004, we purchased an option to acquire up to a 100% interest in a 23 mineral claims located in Aspen Grove, British Columbia and known, collectively, as the Hit Property. We were required to make periodic payments to the optionor. The first of these was a payment of $20,000 due on or before January 29, 2005 We did not have the financial resources to pay this option payment on January 29, 2005, but the optionor gave us an extension of time to make the payment until July 29, 2005. We did not have the financial resources to make this option payment on July 29, 2005 and, on October 1, 2005, the optionor terminated the option agreement.

In light of our inability to finance the acquisition and exploration of our mineral properties, our management decided to look for other business opportunities during the fourth quarter of calendar year 2005. Mr. Heel resigned from our board of directors and from his offices with our company on January 13, 2006. Mr. John Mcleod, who was appointed to our board of directors on November 3, 2005, was appointed as our President, Secretary and Treasurer on January 18, 2006. Mr. Mcleod has extensive experience in the oil and gas industry, and our board decided that it was in the best interest of our company to discontinue our involvement in the mineral exploration business and to become engaged in the oil and gas business.

Other than as set out above, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

Currently, oil and natural gas prices are at high levels. We believe that prices are likely to remain at high levels for the foreseeable future and that this will make the oil and gas industry attractive to investors, enabling relatively quick growth. We are in the process of assembling an experienced and senior team of professionals to evaluate available oil and gas prospects. If we can successfully assemble this team, we hope to use it to quickly and accurately evaluate prospective oil and gas opportunities and to negotiate for their acquisition. If we can successfully acquire one or more oil and gas properties, we hope to employ this team in the application of modern exploration, development and production techniques in respect of any properties that we acquire.

We are currently in the development stages of our engagement in the oil and gas business. We are currently looking to acquire one or more oil and gas opportunities in the State of California. We don not currently own any such properties and there can be no assurance that we will be successful in identifying or acquiring any.

Plan of Operation and Cash Requirements

We are in the process of negotiating a seismic option on a prospective acreage block in California, in connection with which our potential joint venture partner requested proof that funds would be available for certain preliminary funding requirements. We deposited $50,000 in trust with our potential joint venture partner’s law firm. The deposit is fully refundable if an acceptable seismic option is not obtained.

Efforts to obtain the seismic option have been unsuccessful through the date of this quarterly report on Form 10-QSB. If no progress is made in the near future, the deposit will be returned to us.

On March 12, 2006, we entered into an agreement with Nomad Hydrocarbons LLC whereby we agreed to participate with Nomad and others in leasing oil and gas prospects located in the San Joaquin Basin of California. Five prospect areas have been identified within the area of interest and we are advised that Nomad has begun to negotiate leases for acreage within the prospect areas.

If and at such time as a sufficient number of oil and gas leases in a prospect area are negotiated and signed, Nomad plans to conduct a 3D seismic survey of the entire area of interest. Depending on the results of the 3D Seismic survey, Nomad, assisted by our company and others that have agreed to participate in exploration activities in the area of interest, plans to drill exploration and development wells.

During the next 12 months, we plan to assess and, if possible, obtain interests in one or more oil and gas properties, either prospective, producing or capable of production. The types of interests that we could acquire will vary depending on circumstance, and could consist of a purchase or lease from the mineral rights owner, a ‘farm-in’ where rights are earned by conducting work (normally seismic or drilling), a purchase of an interest in other companies, a partnership with another company or an individual, or any combination of these or other methods that we have not yet identified. There can be no assurance that we will be able to identify any properties as being available or that, upon assessment of these properties, we will decide to acquire them. Even if we decide to acquire an oil or gas property, there can be no assurance that we will be able to acquire it or, having acquired it, that we will be able to explore and develop it into a producing property.

If we acquire one or more suitable properties, we intend to explore for hydrocarbons. If we locate hydrocarbons in commercial quantities on any property that we acquire, we hope either to place them into production or sell them for a profit. There can be no assurance that we will identify any commercial hydrocarbons on any property that we acquire, nor that we will be able to raise the financing needed in order to properly explore and develop these properties.

Over the next 12 months, we plan to spend as follows:

•	Geological and Geological Fees	$ 60,000. USD
•	Mineral (Oil & Gas) Lease Acquisition	$ 100,000. USD
•	3D Seismic Acquisition	$ 200,000. USD
•	3D Seismic Interpretation	$50,000. USD
•	Drilling	$ 400,000. USD
•	General & Administrative Expenses	$ 100,000. USD

We expect that our estimate of working capital requirements will increase substantially if we identify, assess and acquire one or more oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any, and the stage of exploration or development of that property at the time.

At February 28, 2006, we had net working capital deficiency of $(13,170). On March 20, 2006, we closed a private placement in which we raised gross proceeds of $999,000. Based on our current plan of operations, we believe that we have sufficient funds to pay for our operations over the next 12 months provided that we do not, during this time, identify and acquire any more oil and gas properties. If we do acquire one or more oil and gas properties, our working capital requirements would increase and at that time we will require additional funds in order to continue our operations. We have historically raised our working capital needs through the sale of equity securities in our company and through short term debt. If our working capital requirements over the next 12 months increase to an amount in excess of the working capital on hand at the time, we hope to raise the necessary amount of capital through the sale of additional equity in our company. If are unable to raise that additional financing when and if we require it, we may be forced to scale back our operations plan.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending April 30, 2007.

Employees

We do not currently have any employees, other than Mr. McLeod, our sole director and officer who, at present, has not signed an employment or consulting agreement with us. We do not expect any material changes in the number of employees over the next 12 month period, although we may enter into employment or consulting agreements with our officers or directors. We do and will continue to outsource contract employment as needed.

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

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. Management does not believe the adoption of SFAS 153 will have a material affect on the financial statements.

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not yet determined the effects of adopting this statement on the Company’s financial position or results of operations.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, our independent auditor’s report dated February 23, 2006 on our audited financial statements in our Form 10-KSB for the year ended November 30, 2005 included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We have historically incurred losses. During the period beginning at inception and ending February 28, 2006, we have incurred losses of $(126,517). We have never earned any revenue from operations.

There are no assurances that we will be able to acquire an oil and gas property that would produce revenue from its operation or development. If we do acquire such a property, there can be no assurance that we will be able to finance its acquisition or the cost of its development. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are not sufficient to satisfy our working capital requirements, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not be able to implement our business plan, or we may be forced to scale our business plan back.

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

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-QSB in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Relating to Our Business:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred net losses of $(44) for the three months ended February 28, 2006 and $(43) for the three months ended February 28, 2005. On February 28, 2006, we had cash of $25,646 and a net working capital deficiency of $(13,170). On March 20, 2006, we closed a private placement in which we raised gross proceeds of $999,000. Based on our current plan of operations, we have sufficient funds to pay for our operations for the next 12 months if we do not identify and acquire any one or more oil and gas properties. However, our business plan contemplates that we will acquire one or more oil and gas properties and, if we do so, our working capital requirements will probably be higher than the amount of working capital on hand at the time. We have historically raised our working capital needs through the sale of equity securities in our company and through short term debt. If our working capital requirements over the next 12 months increase to an amount in excess of the working capital on hand at the time, we hope to raise the necessary amount of capital through the sale of additional equity in our company. We may not be able to raise this money. If are unable to raise it when and if we require it, our ability to effect our business plan will be materially and adversely affected. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated February 23, 2006, regarding their concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

If we identify one or more oil and gas properties during the next 12 months that we desire to acquire, we will require additional funds to acquire, explore and develop them, if warranted. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant assets other than cash. We have yet to generate any revenue from operations and there can be no assurance that we will ever be able to do so. Even if we manage to generate revenue from operations, there can be no assurance that we will ever be able to operate profitably. Our company has no operating history in the oil and gas business and is in the development stage. Our success depends on, among other things, a successful acquisition, drilling, completion and production program and the ability to manage them. If we fail to acquire an oil and gas property, or if we fail to locate recoverable reserves on that property or to exploit them, or if we fail to manage our growth through these processes, our business may fail.

If we are unable to retain the services of Mr. McLeod or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. John McLeod, our president, treasurer, secretary and sole director. Loss of the services of Mr. McLeod could have a material adverse effect on our growth, revenues and prospective business. We do not maintain key-man insurance on the life of Mr. McLeod. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

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

Oil and gas operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that we will be able to obtain the necessary permits. Environmental standards imposed by federal, provincial or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

- that a broker or dealer approve a person’s account for transactions in penny stocks; and

- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and

- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and

- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our sole officer and director owns a total of 7,950,000 shares of stock, which is 21.5% of the number of our shares of common stock that are currently issued and outstanding. Subject to all holding periods under applicable securities laws, Mr. Mcleod will likely sell a portion or all of his stock in the future. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3. Controls and Procedures

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2006, we closed a private placement of an aggregate of 2,220,000 units, with each unit consisting of one common share and one-half of one common share purchase warrant, at a price of $0.45 per unit, for gross proceeds of $999,000. Each full warrant entitles the holder thereof to purchase one additional common share at a price of $0.55 per share for a period of one year. We issued the securities to two offshore investors who are not U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

(10)	Material Contracts

10.1         Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	Letter of Intent between the Company and Nomad Hydrocarbons LLC (filed herewith).
(31)	Section 302 Certification
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA OIL & GAS CORPORATION

By:

/s/ John McLeod

John McLeod, President, Treasurer, Secretary and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: April 13, 2006