Form 10QSB
period 2006-05-31
CALIFORNIA OIL & GAS CORP
filed 2006-07-24
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2006

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

Not Applicable
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

37,038,000 common shares issued and outstanding as of July 13, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

D/ljm/867866.5

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

D/ljm/867866.5

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

D/ljm/867866.5

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

D/ljm/867866.5

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

D/ljm/867866.5

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

Notes to the unaudited Financial Statements

As at May 31, 2006

1.	Summary of Significant Accounting Polices
a)	Basis of Presentation

The accompanying unaudited interim financial statements of California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2005 as reported in Form 10-KSB, have been omitted.

b)	Oil and Natural Gas Properties

The Company accounts for oil and natural gas properties by the successful efforts method. Leasehold acquisition costs are capitalized. If proven reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Unit rates are computed for unamortized drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Statement of Financial Accounting Standards (“SFAS”) No. 19 requires that acquisition costs of proved properties be amortized on the basis of all proved reserves, developed and undeveloped and that capitalized development costs (wells and related equipment and facilities) be amortized on the basis of proved developed reserves. Under SFAS No. 143, estimated asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by the Company’s engineers using existing regulatory requirements and anticipated future inflation rates.

Geological, geophysical and dry hole costs on oil and natural gas properties relating to unsuccessful wells are charged to expense as incurred.

Upon sale or retirement of complete fields of depreciable or depleted property, the book value thereof, less proceeds or salvage value, is charged or credited to income. On sale or retirement of an individual well the proceeds are credited to accumulated depreciation and depletion.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate their carrying value may not be recoverable. The Company assesses impairment of capitalized costs of proved natural and oil properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated future discounted cash flows. No impairment has been recorded since inception.

c)	Property, Plant and Equipment

Property, plant and equipment other than oil and natural gas properties is carried at cost. Depreciation is provide principally on the straight-line method over the useful lives as follows:

D/ljm/867866.5

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

Buildings and leasehold improvements	7 – 39 years
Furniture and equipment	3 – 7 years
Vehicles	5 years

d)	2006 Stock Option Plan

Effective April 26, 2006, the Company adopted the 2006 Stock Option Plan (the “Plan”), under which the Company may grant a total of 3,000,000 options to purchase common shares to key employees and consultants. As of May 31, 2006, 300,000 share purchase options had been granted under this plan.

2.	Common Stock

On January 16, 2006, as part of its restructuring plan to make the Company more attractive for prospective financing or other transactions, 39,600,000 (post split) shares of common stock were returned to treasury. This decreased the issued and outstanding share capital from 74,418,000 (post split) shares of common stock to 34,818,000 (post split) shares of common stock.

On January 18, 2006, the board of directors approved a three (3) for one (1) forward stock split of the Company’s authorized, issued and outstanding shares of common stock. The Company amended its Articles of Incorporation by the filing of a Certificate of Change with the Nevada Secretary of State wherein it stated that it would issue three shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in the Articles of Incorporation was effected with the Nevada Secretary of State on January 18, 2006. As a result, the authorized capital increased from 200,000,000 to 600,000,000 shares of common stock with a par value of $0.001. The stock split is presented retroactively in these financial statements.

On March 20, 2006 the Company closed a private placement receiving gross proceeds of $999,000 for 2,220,000 units. Each unit consisted of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.55.

On April 10, 2006 the Company entered into an investor relations agreement with a consultant. The Company agreed to pay the consultant cash compensation of $2,500 per month and it agreed to grant to the consultant an option to purchase 300,000 common shares of the Company at a price of $0.85 cents for a period of two years from the date of the consulting agreement. These options were granted April 26, 2006. These options vest in four instalments over the first year of the term of the consulting agreement, with each instalment consisting of 75,000 options. They will expire, unless sooner exercised, on April 10, 2008.

As of May 31, 2006 there were 37,038,000 common shares issued and 38,448,000 common shares on a diluted basis (basis weighted average at May 31, 2006 was 47,673,275). The fair market value of the 300,000 options issued as at April 10, 2006 was estimated at $163,750, using the Black-Scholes option pricing as follows:

Risk free interest rate (%)		3.36
Volatility (%)		114
Expected life (years)	2

Stock based compensation of $23,653 was expensed during the quarter ended May 31, 2006.

D/ljm/867866.5

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

3.       Oil and Gas Properties

During six month period ended May 31, 2006 the Company acquired certain non producing oil and gas leases in California and Louisiana. Total cost of these assets was $108,621.

4.	Loan Payable Related Party

On January 23, 2006, the Company received a loan from a related party of $75,000, with interest at a rate of 10% per annum. This loan was repaid in March 2006 from the proceeds from the private placement.

5.	Corporate Events

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

The Company is in the process of negotiating a seismic option on a prospective acreage block in California, in connection with which its potential joint venture partner requested proof that funds would be available for certain preliminary funding requirements. The Company deposited $50,000 in trust with its potential joint venture partner’s law firm. This deposit was fully refundable if an acceptable seismic option is not obtained. Efforts to obtain the seismic option have been unsuccessful through the date of this quarterly report on Form 10-QSB, and the deposit has been released and applied to another project.

On March 20, 2006 the Company closed a private placement receiving gross proceeds of $999,000 for 2,220,000 units. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.55.

On April 10, 2006 the Company entered into an investor relations agreement with a consultant. The Company agreed to pay the consultant cash compensation of $2,500 per month and it agreed to grant to the consultant an option to purchase 300,000 common shares of the Company at a price of $0.85 cents for a period of two years from the date of the consulting agreement.

On April 26, 2006 the Company appointed Ernie G. Pratt to its board of directors.

On May 1, 2006 the Company appointed Mel Trethart to its board of directors.

On May 4, 2006, the Company appointed Norman S. Johnson to the office of Chief Financial Officer.

6.	Subsequent events

On June 8, 2006 the Company announced the signing of two Letters of Intent to participate in two exploration and development projects in Louisiana.

D/ljm/867866.5

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

On July 13, 2006 the Company announced that it had identified five areas within the San Joaquin Basin that are prospective for shallow oil exploration. The Company has since acquired indirect interests in over 11,000 acres located in three of these five areas.

On July 13, 2006, the Company signed a Geophysical Exploration Agreement for the EOLA Prospect in southern Louisiana. Other parties have yet to sign and this agreement is not binding on the Company until all parties have signed.

D/ljm/867866.5

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “California Oil” mean California Oil & Gas Corporation, unless otherwise indicated.

Our Business

We are a development stage company engaged in identifying and acquiring oil and gas properties for exploration and development. We are in the process of evaluating a number of domestic and international projects and oil and gas properties for potential acquisition either directly or through participating interests with others. We continue to target the acquisition of late stage exploration or early stage development projects around the globe.

Plan of Operation and Cash Requirements

On March 12, 2006, we entered into a non-binding letter of intent with Nomad Hydrocarbons LLC, a Delaware limited liability company, concerning the possibility of participating in Nomad Hydrocarbon’s 50% interest in an oil exploration and development joint venture with Daybreak Oil and Gas Inc., a Washington corporation, in an area of mutual interest containing five prospect areas located in the San Joachin Basin of California. Although this letter of intent has expired, we have continued to pursue participation in this project with Nomad Hydrocarbons, Daybreak Oil and Gas and other interested participants. As at the date of this quarterly report on Form 10-QSB, some clean-up leasing within the project areas continues but leases or agreements have been obtained in the name of Nomad Hydrocarbons or a land broker on over 11,000 acres in three of the five prospect areas. Leases in the remaining two prospect areas were unavailable, too expensive and/or not sufficiently contiguous to warrant continued exploration. Three 3-Dimensional (3-D) seismic surveys have been designed and bids from seismic acquisition companies are anticipated to be received before July 31, 2006. We believe that this project may now be ready for the launch of a comprehensive exploration program, and we intend to continue our discussion to acquire a participating interest. In addition, we have acquired existing 2-D seismic surveys with respect to other potentially prospective areas in California.

Nomad plans to conduct 3D seismic surveys over the three prospect areas in the San Joachin Basin where we have obtained sufficient leases. Depending on the results of the 3-D seismic survey, our company, assisted by Nomad and others that have expressed interest in participating in exploration activities in the area of interest, plans to drill exploration and development wells.

D/ljm/867866.5

On May 30, 2006 our company signed a non-binding letter of intent with Vision Exploration LLC pertaining to an area of mutual interest located in southern Louisiana. Our participation in this project was and continues to be subject to the execution of formal agreements with Vision Exploration and others who have expressed an interest in participating in the prospect. On July 13, 2006, our company signed a formal Geophysical Exploration Agreement dated for reference June 30, 2006, with Vision Exploration, L.L.C., Anderson Exploration Energy Company, L.C., ORX Resources, Inc., TMR Exploration, Terrill Interests, Daybreak Oil and Gas, Inc., and Aspire Capital Inc. This agreement is not binding until all of the other parties have signed it (and as of the date of this quarterly report on Form 10-QSB only two of the parties have signed). The agreement provides for the acquisition of a “state of the art” 3-D seismic survey of up to 36 square miles covering the prospect, the acquisition of certain pre-existing oil, gas and other mineral leases covering portions of the prospect, the negotiation of additional leases for those portions of the prospect that are not currently leased and the pursuit of a geophysical program to be managed by Vision Exploration.

On June 6, 2006, our company signed a letter of intent with Daybreak Oil & Gas Inc. whereby we can participate in up to a 15% working interest in a well to be drilled by the end of the calendar year in a prospect in St. Landry Parish, Louisiana. Upon negotiation and execution of formal documentation, we hope to be part of a joint venture group that intends to drill the target location.

During the next 12 months, our company plans to assess and, if possible, obtain interests in one or more oil and gas properties, either prospective, producing or capable of production. The types of interests that we could acquire will vary depending on circumstance, and could consist of a purchase or lease from the mineral rights owner, a ‘farm-in’ where rights are earned by conducting work (normally seismic or drilling), a purchase of an interest in other companies, a partnership with another company or an individual, or any combination of these or other methods that we have not yet identified. There can be no assurance that we will be able to identify any properties as being available or that, upon assessment of these properties, we will decide to acquire them. Even if we decide to acquire an oil or gas property, there can be no assurance that we will be able to acquire it or, having acquired it, that we will be able to explore and develop it into a producing property.

If our company acquires one or more suitable properties, we intend to explore for hydrocarbons. If we locate hydrocarbons in commercial quantities on any property that we acquire, we hope either to place them into production or sell them for a profit. There can be no assurance that we will identify any commercial hydrocarbons on any property that we acquire, nor that we will be able to raise the financing needed in order to properly explore and develop these properties.

Over the next 12 months, we plan to spend as follows:

•	Geological and Geological Fees	$60,000. USD
•	Mineral (Oil & Gas) Lease Acquisition	$50,000. USD
•	3D Seismic Acquisition	$200,000. USD
•	3D Seismic Interpretation	$50,000. USD
•	Drilling	$300,000. USD
•	General & Administrative Expenses	$100,000. USD

We expect that our estimate of working capital requirements will increase substantially if we identify, assess and acquire one or more oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any, and the stage of exploration or development of that property at the time.

At May 31, 2006, we had net working capital of $743,792. On March 20, 2006, we closed a private placement in which we raised gross proceeds of $999,000. Based on our current plan of operations, we believe that we have

D/ljm/867866.5

sufficient funds to pay for our operations over the next 12 months provided that we do not, during this time, acquire any oil and gas properties. If we do acquire one or more oil and gas properties, or if we acquire a participating interest in either the San Joachin, California or either of the Louisiana projects, our working capital requirements would increase and at that time we would require additional funds in order to continue our operations. We have historically raised our working capital needs through the sale of equity securities in our company and through short term debt. If our working capital requirements over the next 12 months increase to an amount in excess of the working capital on hand at the time, we hope to raise the necessary amount of capital through the sale of additional equity in our company. If we are unable to raise that additional financing when and if we require it, we may be forced to scale back our operations plan.

Product Research and Development

Our business plan is focused on a strategy of acquiring and maximizing the long-term exploration and development of oil and gas opportunities in the United States. To date, execution of our business plan has largely focused on assessing prospective oil and gas interests. Once we acquire a suitable oil and gas exploration property, we intend to implement an exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending May 31, 2007.

Employees

We do not currently have any employees, other than our directors and officers who, at present, have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 month period, although we may enter into employment or consulting agreements with our officers or directors. We do and will continue to outsource contract employment as needed.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154 — Accounting Changes and Error Corrections, which replaces Accounting Principles Bulletin (“APB”) Opinion No. 20 — Accounting Changes, and SFAS No. 3— Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial statements.

The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

D/ljm/867866.5

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

We have historically incurred losses. During the period from inception to May 31, 2006, we have incurred losses of $225,967. We have never earned any revenue from operations.

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

We incurred net losses of $88,343 for the three months ended May 31, 2006 and $2,908 for the three months ended May 31, 2005. On May 31, 2006, we had cash of $709,989 and net working capital of $743,792. On March 20, 2006, we closed a private placement in which we raised gross proceeds of $999,000. Based on our current plan of operations, we have sufficient funds to pay for our operations for the next 12 months if we do not identify and acquire any one or more oil and gas properties. However, our business plan contemplates that we will acquire one or more oil and gas properties and, if we do so, our working capital requirements will probably be higher than the amount of working capital on hand at the time. We have historically raised our working capital needs through the sale of equity securities in our company and through short term debt. If our working capital requirements over the next 12 months increase to an amount in excess of the working capital on hand at the time, we hope to raise the necessary amount of capital through the sale of additional equity in our company. We may not be able to raise this money. If are unable to raise it when and if we require it, our ability to effect our business plan will be materially and adversely affected. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated February 23, 2006, regarding their concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

D/ljm/867866.5

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

If we are unable to retain the services of Messrs. McLeod, Pratt and Trethart or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Messrs. McLeod, Pratt and Trethart, our directors and officers. Loss of the services of Messrs. McLeod, Pratt and Trethart could have a material adverse effect on our growth, revenues and prospective business. We do not maintain key-man insurance on the life of Messrs. McLeod, Pratt and Trethart. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

D/ljm/867866.5

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

D/ljm/867866.5

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

D/ljm/867866.5

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

Our officers and directors, own a total of 7,850,000 shares of our company. They may sell some of these shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 7,850,000 shares of stock, which is 21.19% of the number of our shares of common stock that are currently issued and outstanding. Subject to all holding periods under applicable securities laws, our directors and offices will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3. Controls and Procedures

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

D/ljm/867866.5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2006 we issued 2,220,000 units to two investors in an offshore private placement for gross proceeds of $999,000. Each unit consisted of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional common share at a price of $0.55 until March 20, 2007. Neither of the two investors was a “U.S. Person” as defined in Regulation S, promulgated under the Securities Act of 1933, the transactions occurred outside of the United States and in issuing these securities we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S. On March 28, 2006, we entered into a piggy-back registration rights agreement with these two investors providing that, for a period of up to two years from the closing date, we would include their shares in a registration statement filed by our company with the SEC if we filed such a registration statement for any other party (other than a registration statement on Form S-8 or a similar form).

On April 26, 2006 the Company granted to a consultant performing investor relations services an option to purchase 300,000 of its common shares at a price of $0.85 cents. These share purchase options vest in four instalments over the first year of the term of the agreement, with each instalment consisting of 75,000 options and will expire, unless sooner exercised, on April 10, 2008. The consultant is not a “U.S. Person” as defined in Regulation S, promulgated under the Securities Act of 1933, the transactions occurred outside of the United States and in issuing these securities we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 10, 2006 we entered into an Investor Relations Agreement with Cypress Point Capital Inc., pursuant to which we agreed to pay Cypress Point a consulting fee in the amount of $2,500 per month and we agreed to grant to Cypress Point an option to purchase 300,000 of our common shares at a price of $0.85 cents. These share purchase options will vest in four instalments over the first year of the term of the agreement, with each instalment consisting of 75,000 options and will expire, unless sooner exercised, on April 10, 2008. In the agreement, Cypress Point has agreed to assist us with investor relations during the 24 month term.

D/ljm/867866.5

On April 26, 2006 we appointed Ernie G. Pratt to our board of directors.

On April 26, 2006, our board of directors adopted a stock option plan for the benefit of our employees and consultants, reserving a total of 3,000,000 shares of our common stock for issuance pursuant to awards made pursuant to the Plan.

On May 1, 2006 we appointed Mel Trethart to our board of directors and Norman S. Johnson as our Chief Financial Officer.

On May 9, 2006, we entered into a registration rights agreement with the two investors that had participated in our March 20, 2006 private placement whereby we agreed to grant to these investors ‘piggy-back’ registration rights

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

(4)	Instruments Defining the Rights of Security Holders

4.1           2006 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

(10)	Material Contracts

10.1         Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2        Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 13, 2006).

10.3         Investor Relations Consulting Agreement dated April 10, 2006 with Cypress Point Capital Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

D/ljm/867866.5

(31)	Section 302 Certification
31.1	Section 302 Certification for John McLeod (filed herewith).
31.2	Section 302 Certification for Norman S. Johnson (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification for John McLeod (filed herewith).
32.2	Section 906 Certification for Norman S. Johnson (filed herewith).

D/ljm/867866.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA OIL & GAS CORPORATION

By:

John McLeod, President, Treasurer, Secretary and Director

(Principal Executive Officer)

Date: July 22, 2006

By:

Norman S. Johnson, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: July 22, 2006

D/ljm/867866.5