Form 10QSB
period 2006-08-31
CALIFORNIA OIL & GAS CORP
filed 2006-10-18
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   August 31, 2006

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

37,038,000 common shares issued and outstanding as of October 10, 2006.

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

CALIFORNIA OIL & GAS CORPORATION

FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED AUGUST 31, 2006

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

As at August 31, 2006

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate their carrying value may not be recoverable. The Company assesses impairment of capitalized costs of proved natural and oil properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated future discounted cash flows. No impairment has been record since inception.

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

c)	Property, Plant and Equipment

Property, plant and equipment other than oil and natural gas properties is carried at cost. Depreciation is provided principally on the straight-line method over the useful lives as follows:

Buildings and leasehold improvements	7 – 39 years
Furniture and equipment	3 – 7 years
Vehicles	5 years
d)	2006 Stock Option Plan

Effective April 26, 2006, the Company adopted the 2006 Stock Option Plan (the “Plan”), under which the Company may grant a total of 3,000,000 common stock options to key employees and consultants. As of August 31, 2006 300,000 had been granted under this plan.

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

On April 10, 2006 the Company announced that it had signed an Investor Relationship agreement with Cypress Point Capital Inc. (“Cypress”). The Company will pay Cypress $2,500 per month plus granted an option to purchase 300,000 common shares of the Company at a price of $0.85 cents for a period of two year.

As of August 31, 2006 there were 37,038,000 common shares issued and 38,448,000 common shares on a diluted basis (weighted average at August 31, 2006 was 47,673,275). The fair market value of the 300,000 options issued as at April 10, 2006 was estimated at $163,750 using the Black-Scholes option pricing as follows:

Risk free interest rate (%)	3.36
Volatility (%)	114
Expected life (years)	2

The fair market value of the options is being expensed ratably over the one year vesting period. Stock based compensation of $40,938 was expensed during the quarter ended August 31, 2006 ($64,591 for the nine months ended August 31, 2006).

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

3.       Oil and Gas Properties

During nine month period ended August 31, 2006 the Company acquired certain non producing oil and gas leases in California and Louisiana. Total cost of these assets was $157,049.

4.	Loan Payable Related Party

On January 23, 2006, the Company received a loan from a related party of $75,000, with interest at a rate of 10% per annum. This loan was repaid in March 2006 with proceeds from the private placement.

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

On April 26, 2006 the Company announced the appointment of a new Director and signed an Investor Relationship agreement with Cypress Point Capital Inc. (“Cypress”). The Company will pay Cypress $2,500 per month plus granted an option to purchase 300,000 common shares of the Company at a price of $0.85 cents for a period of two year.

On May 4, 2006 the Company announced the appointment of a new Chief Financial Officer and a new Director.

On June 8, 2006 the Company announced the signing of two Letters of Intent to participate in two exploration and development projects in Louisiana.

On July 13, 2006 the Company announced that it had identified five areas within the San Joaquin Basis that are prospective for shallow oil exploration. The Company also announced that it has acquired interests in over 11,000 acres with three of these five areas as of the same date.

The Company announced the execution of a Geophysical Exploration Agreement on July 13, 2006 for the EOLA Prospect in southern Louisiana. Other parties have yet to sign and this agreement is not binding on the Company until all parties have signed.

6.	Subsequent events

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

On September 12, 2006, the Company announced that it has signed a Letter of Understanding with March Resources Corp. ("March") through which the Company will farm-in on an exploration program on the Pica North Block in the Tamarugal Basin of Northern Chile, with an option to obtain an interest in the Pica South Block. March has received approval from the Ministry of Mining and Energy of Chile for exclusive oil and gas exploration and development rights for the two blocks. Definitive Special Operations Contracts ("SPOC") for blocks which cover 10,000 square kms (2,500,000 acres) are currently being negotiated. The SPOC outlines the exploration and development rights on the blocks, which are valid for a period of 35 years and will detail the work commitments that are required for each of the two blocks.

The Company has committed to drilling two wells to casing point to earn a 50% interest in Pica North Block. March will contribute US$ 1 million per well, with the Company responsible for the remaining well cost to casing point. Completion and testing will be at the 50% earned interest. Following earning in Pica North Block, the Company will have an option for a cash payment of $US 2 million to earn a 50% interest in the Pica South Block. March and the Company will jointly manage the project through March Chile and are currently sourcing a drilling rig and acquiring the long lead time items for spudding the first well, anticipated before year end.

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

Plan of Operation and Cash Requirements

On March 12, 2006, we entered into a non-binding letter of intent with Nomad Hydrocarbons LLC, a Delaware limited liability company, concerning the possibility of participating in Nomad Hydrocarbon’s 50% interest in an oil exploration and development joint venture with Daybreak Oil and Gas Inc., a Washington corporation, in an area of mutual interest containing five prospect areas located in the San Joachin Basin of California. Although this letter of intent has expired, we have continued to pursue participation in this project with Nomad Hydrocarbons, Daybreak Oil and Gas and other interested participants. As at the date of this quarterly report on Form 10-QSB, some clean-up leasing within the project areas continues but leases or agreements have been obtained in the name of Nomad Hydrocarbons or a land broker on over 13,000 acres in four of the five prospect areas. Leases in the remaining two prospect areas were unavailable, too expensive and/or not sufficiently contiguous to warrant continued exploration. Three 3-Dimensional (3-D) seismic surveys have been designed and bids from seismic acquisition companies have been received. We believe that this project is now ready for the launch of a comprehensive exploration program, and we intend to continue our discussion to acquire a participating interest. In addition, we have acquired existing 2-D seismic surveys with respect to other potentially prospective areas in California.

Nomad plans to conduct 3D seismic surveys over three of the prospect areas in the San Joachin Basin where sufficient lease acreage has been obtained. Depending on the results of the 3-D seismic survey, our company, assisted by Nomad and others that have expressed interest in participating in exploration activities in the area of interest, plans to drill exploration and development wells.

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

On September 11, 2006 we entered into a letter of understanding with March Resources Corp. through which we have the right to earn a 50% interest in an exploration and development program on the Pica North Block in the Tamarugal Basin of Northern Chile, with an option to earn an equivalent interest in the Pica South Block.

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

Over the next 12 months, we plan to spend as follows:

•	Geological and Geological Fees $60,000. USD
•	Mineral (Oil & Gas) Lease Acquisition $200,000. USD
•	Drilling $250,000. USD
•	General & Administrative Expenses $100,000. USD

We expect that our estimate of working capital requirements will increase substantially if we identify, assess and acquire one or more oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any, and the stage of exploration or development of that property at the time.

At August 31, 2006, we had net working capital of $619,384. Based on our current plan of operations, we believe that we have sufficient funds to pay for our operations over the next 12 months provided that we do not, during this time, acquire any oil and gas properties. If we do acquire one or more oil and gas properties, or if we acquire a participating interest in either the San Joachin, California or either of the Louisiana projects, our working capital requirements would increase. Similarly, if the Chile project advances and we are able to finalize our joint venture arrangements, acquire final government approval and locate a drilling rig, we would, at that time, require additional funds in order to continue our operations. We have historically raised our working capital needs through the sale of equity securities in our company and through short term debt. If our working capital requirements over the next 12 months increase to an amount in excess of the working capital on hand at the time, we hope to raise the necessary amount of capital through the sale of additional equity in our company. If we are unable to raise that additional financing when and if we require it, we may be forced to scale back our operations plan.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending August 31, 2007.

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

We have historically incurred losses. During the period from inception to August 31, 2006, we have incurred losses of $342,884. We have never earned any revenue from operations.

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

We incurred net losses of $116,918 for the three months ended August 31, 2006 and $1,925 for the three months ended August 31, 2005. On August 31, 2006, we had cash of $540,670 and net working capital of $619,384. Based on our current plan of operations, we have sufficient funds to pay for our operations for the next 12 months if we do not identify and acquire any one or more oil and gas properties. However, our business plan contemplates that we will acquire one or more oil and gas properties and, if we do so, our working capital requirements will probably be higher than the amount of working capital on hand at the time. We have historically raised our working capital needs through the sale of equity securities in our company and through short term debt. If our working capital requirements over the next 12 months increase to an amount in excess of the working capital on hand at the time, we hope to raise the necessary amount of capital through the sale of additional equity in our company. We may not be able to raise this money. If are unable to raise it when and if we require it, our ability to effect our business plan will be materially and adversely affected. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated February 23, 2006, regarding their concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 3. Controls and Procedures

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

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

10.4         10.1 Letter of Understanding with March Resources Corp. dated September 11, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2006).

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

(Principal Executive Officer)

Date: October 18, 2006

By:

/s/ Norman S. Johnson

Norman S. Johnson, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: October 18, 2006

D/JLM/912372.1