Form 10KSB
period 2006-11-30
CALIFORNIA OIL & GAS CORP
filed 2007-03-15
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  November 30, 2006

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

31,307,093 common shares @ $0.78(1) = $24,419,532

(1) Average of bid and ask closing prices on March 13, 2007.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

39,299,953 common shares issued and outstanding as of March 13, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐;	No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I

Item 1.  Description of Business.

This annual report contains forward-looking statements. Forward-looking statements are statements that relate to future events, future financial performance or are otherwise projections of future results. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this annual report on Form 10-KSB entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our”, “our Company” and “California Oil & Gas” mean our company, California Oil & Gas Corporation, unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on June 21, 2002 under the name Ucluelet Exploration Corp. Following our incorporation, we engaged in the business of exploring mineral resource properties, with claims on properties located on Vancouver Island in British Columbia, Canada.

In January, 2003 David Heel, a former President and ex-director of our company, acquired sixteen mineral claims known as the Kennedy Lake property. This property covered approximately 1,000 acres of land located on Vancouver Island, British Columbia, approximately 82 miles west of the city of Nanaimo and approximately 10 miles north of the town of Ucluelet. This property was without known reserves and our initial program was preliminary in nature. We intended to conduct an exploration program to determine the presence of minerals, if any, on the property. Our preliminary evaluation of this property did not look promising. Due in part to the results of our preliminary evaluation of this property and in part to our lack of sufficient funding to initiate a meaningful exploration program, we permitted all sixteen of these Kennedy Lake mineral claims to lapse in February 2005.

In January, 2004 we purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property for $7,400, subject to a 2% net smelter royalty in favour of the Optionor. This property was located in Aspen Grove, British Columbia and consisted of 23 mineral claims over a total of approximately 1,543 acres. These claims were without known reserves. Although we lacked the funds required to pay the first option payment due in January, 2005, the grantor of the option gave us an extension until July 29, 2005. We were unable to raise funds to make the option payment on July 29, 2005 and, on October 1, 2005, the grantor of the option terminated the option because of our failure to make the option payment.

Due primarily to our inability to attract the capital necessary to explore our mineral resource properties, we began to consider other business opportunities during the months of September and October of 2005. In late October, 2005 we concluded that we could not continue to pursue the mineral resource exploration business as we had been, and we began to focus on opportunities that might be available to our company in the oil and gas industry. On November 3, 2005, we appointed John McLeod to our board of directors in an effort to benefit from, among other things, his extensive experience in the oil and gas industry. On January 13, 2006, David Heel resigned from his positions with our company (including his offices as President, Secretary and Treasurer) and we appointed John McLeod to serve in these capacities from and after that date.

On January 31, 2006, we changed our name to California Oil & Gas Corporation. We effected this name change by merging our newly created and wholly-owned Nevada subsidiary, named California Oil & Gas Corporation, into our company pursuant to an agreement and plan of merger dated January 26, 2006. This newly created subsidiary had been incorporated for that single purpose. Our company, now called California Oil & Gas Corporation, was the surviving company in the merger, which was effected with the State of Nevada on January 31, 2006.

Our Current Business

We are an exploration stage company engaged in the identification, acquisition and exploration of oil and natural gas properties. Since transitioning our focus from mineral resource properties to oil and natural gas properties in January of 2006, we have entered into several letters of intent, all of which are discussed below in greater detail, whereby we hope to earn an interest in one or more oil and gas properties located in California, Louisiana and Chile.

East Slopes Project - California

On March 12, 2006, we entered into a non-binding letter of intent with Nomad Hydrocarbons LLC in respect of earning in to a portion of Nomad Hydrocarbon’s 50% interest in a joint venture with Daybreak Oil and Gas Inc. for an acquisition and potential exploration of an area of interest located in Kern County, California, in the San Joaquin Basin of California. When we entered into this letter of intent, the two joint venture partners were still in the process of assembling technical data and leases in the area of interest. We were to have the right to farm-in to a staged percentage of Nomad Hydrocarbon’s 50% interest in the joint venture by making certain payments with respect to specified stages of the exploration. In the initial exploration stage, we were to earn 50% of Nomad Hydrocarbon’s interest (i.e., 12.5% of the joint venture’s interest) in a core area by paying 25% of the total costs, including site preparation, surface access, drilling, completions, equipping and facilities, of a minimum three well program in each core area. We were then to have a right of first refusal to earn in to 50% of Nomad Hydrocarbon’s interest in similar three well programs in other core areas identified by Nomad Hydrocarbons in the area of interest. Since the date of this letter of intent, we have orally agreed to expand our farm in rights to include three core areas, all on substantially the same terms as were initially agreed to with respect to the initial core area. Under this letter of intent we were required to pay a $100,000 non-refundable deposit to Nomad Hydrocarbon’s solicitor in trust, which was to be credited against the first cash call on the first three well program. Pursuant to an oral agreement with Nomad Hydrocarbons, Nomad Hydrocarbons has agreed that they will not require that we make this deposit, and we have not made it.

At the date of this annual report on Form 10-KSB, leases or agreements have been obtained in the name of Nomad Hydrocarbons or a land broker on over 14,000 acres in four of the five prospect areas located in the area of interest. Leases in the remaining prospect area were unavailable, too expensive and/or not sufficiently contiguous to warrant continued exploration. Three 3-Dimensional (3-D) seismic surveys have been designed and we are conducting discussions with seismic acquisition companies. We believe that three of the four prospect areas included in this project are now ready for the launch of a comprehensive exploration program and we intend to continue our discussions to acquire a participating interest.

Nomad Hydrocarbon and Daybreak Oil and Gas plan to conduct 3D seismic surveys over three of the prospect areas in the San Joaquin Basin where sufficient lease acreage has been obtained. Depending on the results of the 3-D seismic survey, our company, assisted by Nomad and others that have expressed interest in participating in exploration activities in the area of interest, plans to drill exploration and development wells.

Although our letter of intent with Nomad Hydrocarbons has expired, we have continued to pursue participation in this project with Nomad Hydrocarbons, Daybreak Oil & Gas and other interested participants.

North Project - California

On March 11, 2006, we entered into a letter of intent with Nomad Hydrocarbons LLC to acquire up to a 25% interest in an oil exploration and development joint venture with respect to approximately 2,200 sections of land located in the East Slopes area of the San Joaquin Basin of California. The joint venture partners at the time consisted of Nomad Hydrocarbons and Daybreak Oil & Gas, each as to a 50% interest. Under the letter of intent, Nomad Hydrocarbons agreed to form a new California company, to be owned 50% by Nomad Hydrocarbons and 50% by our company, Nomad Hydrocarbons agreed to vend its 50% interest in the joint venture with Daybreak Oil & Gas into the new California company. We agreed to fund this new California company with a total of $1,750,000 in stages. The first stage called for a deposit of $250,000 on or before March 22, 2006. This was to be used for start-up costs, including legal and accounting fees, acquisition of seismic data and other working capital needs. The second stage called for an additional $500,000 to be provided on or before June 1, 2006 for the acquisition of leases and seismic options in core areas within the area of interest as and when those core areas were identified. The third and final stage called for an additional $1,000,000 on or before September 15, 2006 for lease and seismic acquisitions, 3-D seismic and other geoscience work and for general working capital needs. In addition to Nomad Hydrocarbons, Consolidated Beacon Resources and Daybreak Oil & Gas have agreed to farm in for a respective percentage of this project. We have orally modified this letter of intent to reflect changed circumstances and to extend what have proved, in hindsight, to be impossible timelines. Among other modifications, we have agreed that we will be the operator of the project and we will be entitled to receive 37.5% of any revenues derived from the project up to an amount equal to 200% of our investment, following which our participation in revenues will revert to 25% of project revenues In addition, we have agreed to establish new dates for performance on a going forward basis as the project takes further form and progresses. The project is currently entering the technical analysis and leasing stage. We have made a refundable deposit of $100,000. There can be no assurance that this project will ever generate any revenues. To date, we have spent approximately $90,000 on lease acquisition, purchase and re-interpretation of existing 2-D seismic, basic geology and other exploration costs.

South Krotz Springs - (Louisiana)

On June 6, 2006 we entered into a non-binding letter of intent with Daybreak Oil & Gas Inc. Aspire Capital, Inc. and CalStar Oil & Gas Inc. whereby we would acquire, by assignment from Daybreak Oil & Gas, a 15% interest in an initial test well to be drilled in the Krotz Springs Field Unit. The Krotz Springs Field Unit, consisting of approximately 4,500 gross undeveloped acres located in St. Landry Parish, Louisiana, is primarily a deep gas play by Vision Exploration LLC.

Aspire Capital, Inc., another party to this June 6, 2006 letter of intent, was to acquire a 10% interest either directly or through its subsidiary, CalStar Oil & Gas Inc. The 15% interest to be assigned to our company and the 10% interest to be assigned to Aspire Capital or CalStar Oil& Gas were subject to the execution by all of the parties of a formal Exploration Agreement and a Joint Operating Agreement on terms consistent with the letter of intent, as well as the Terms of Trade established by Vision Exploration, which included each company’s agreement to pay its proportionate share of a preliminary unit title opinion and a preliminary drilling unit title opinion (each estimated to cost approximately $20,000). On August 11, 2006, we signed an Exploration Agreement with Vision Exploration LLC.

On or about November 14, 2006, Aspire Capital sold its interest in the South Krotz Springs project to our company for the sum of $100, subject to an overriding royalty of one percent (1%) of 10% of gross monthly production from the project, if any.

We expected to start drilling in late August of 2006 but delays pushed the drilling into 2007. The operator on this project is Daybreak Oil & Gas. Daybreak Oil & Gas began to drill the Haas-Hirsch Unit #60 well on January 8, 2007. We originally anticipated that drilling would take about 30 days but the operator encountered drilling problems that required it to re-drill the bottom section of the hole to bypass a stuck bottom hole assembly. Drilling has not yet been completed at the date of this annual report on Form 10-KSB.

E-Project - (Louisiana)

On May 30, 2006, we entered into a non-binding letter of intent with Vision Exploration LLC to farm in to 40% of a project located in Avoyelles and Evangeline Parishes in central Louisiana. Under the terms of the letter of intent, we were to participate in a 40% working interest in a 3D seismic survey of an approximately 36 square mile area that would image the entirety of a potential structure. This letter of intent was subject to the execution of a mutually acceptable Exploration Agreement and Joint Operating Agreement. Effective June 30, 2006, we entered into a Geophysical Exploration Agreement with Vision Exploration LLC and others in which we agreed to proceed with leasing over the mapped structure followed by the acquisition of a 3D seismic survey. Leasing over the prospect has been initiated.

Pica North Project and Pica South Project - (Chile)

On September 11, 2006 we signed a letter of understanding with March Resources Corporation, a reporting company in Canada whose shares are listed on the TSX Venture Exchange (TSX-V: MCF), to farm in on an exploration and development program on two blocks of land in the Tamarugal Basin of Northern Chile. The Pica North and the Pica South blocks in this basin consist of a total of approximately 9,500 square kilometers (2,500,000 acres) owned by a Bahamian subsidiary of March Resources Corporation. This Bahamian subsidiary also owns 100% of the shares of March Chile, a Chilean company that will serve as the general contractor to perform all of the work on the Chilean properties as well as conducting all business with the State of Chile. The letter of understanding contemplates that March Resources and our company will share equally in the first $2,000,000 of the cost to drill each of two wells to casing point in the Pica North Block. We estimate that each well should cost approximately $4,000,000 to drill to casing point. Our company has agreed to fund the balance of the cost of each well (estimated to be approximately $2,000,000 per well) in exchange for 50% of the shares of the Bahamian subsidiary. The costs of completion and testing, as well as other operating costs of the property on a going-forward basis, are to be at the after acquired interest (50%). If we earn in to the Pica North block, we will have an option to acquire a 50% interest in the Pica South block for a cash payment of $US 2 million. If we elect not to exercise this option, our shareholdings in the Bahamian subsidiary would be adjusted accordingly. The transaction outlined in this letter of intent was subject to the approval of the TSX Venture Exchange and the negotiation and execution of a formal Contribution Agreement to contain, among other things, provisions establishing how decisions will be made by the stockholders of March Chile. We are advised that the TSX Venture Exchange has granted approval.

We are not required to contribute any funds until we have executed a formal Contribution Agreement. On the effective date of the formal Contribution Agreement, we will be required to fund 50% of the first $2,000,000 of the costs for the first well and 100% of the costs thereafter until the first well has been drilled to total depth (the costs of casing and completion are to be shared equally but we will be responsible for 100% of the cost of abandonment if the first well is to be abandoned instead). After the date of release of the drilling rig from the first well, we will be required to fund 50% of the first $2,000,000 of the costs of the second well and 100% of the costs thereafter until casing and completion or abandonment. As with the first well, we will share the cost of casing and completion equally but if the well is to be abandoned we are to be responsible for 100% of the cost of abandonment. We have advanced a deposit in the amount of $250,000 which is to be credited against our funding obligations on the first well. This deposit will be forfeited if we fail to perform our obligations under the letter of understanding.

At the date of this letter of intent, the definitive Special Operations Contracts, which outline the exploration and development rights on the two blocks, were still being negotiated with the government of Chile by March Resources. On January 31, 2007, March Resources announced that the Supreme Decrees were to be published the following week in the Official National Gazette and the Special Operations Contracts for each of the Pica North and Pica South blocks would shortly be finalized. March Resources is currently discussing scheduling a formal signing ceremony with the Government of Chile.

Oil and Natural Gas Industry Overview

Oil and natural gas prices are currently at very high levels. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain at high levels for the foreseeable future. We believe that this presents a tremendous opportunity for our company to grow quickly as we are in the process of assembling an experienced and senior team of professionals to evaluate, acquire and manage available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects, and subsequently apply modern exploration, development and production techniques will be key to our company’s success. A number of factors, including, high product prices, the ease of availability of capital, and the influx of that capital into the oil and natural gas sector has resulted in tremendous competition for prospects, people, equipment and services. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects will constitute a competitive advantage. Our goal is to grow our company and increase shareholder value in a favorable petroleum pricing environment. Although we are currently an exploration stage company, we believe a focus on oil and gas will result in success and growth through added reserves and cash flow which will, in turn, provide a base for further growth and increases in shareholder value.

Employees

We do not have any employees, other than our directors and executive officers. We do not expect any material changes in the number of employees over the next 12 month period. We may enter into employment or consulting agreements with our directors and executive officers. We do and will continue to outsource contract employment as needed.

Purchase of Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2007.

Research and Development

Our business plan is focused on a strategy of the acquisition, exploration and development of oil and natural gas properties.

Competition

The oil and natural gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and natural gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.

Government Regulation and Approval

Oil and natural gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. The production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof, and other substances and materials produced or used in connection with oil and natural gas operations are also subject to regulation under federal, state, provincial and lo cal laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

RISK FACTORS

GENERAL STATEMENT ABOUT RISKS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

This annual report on Form 10-KSB contains forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report include statements about:

•	Our future operating results,
•	Our future capital expenditures,
•	Our expansion and growth of operations, and
•	Our future investments in and acquisitions of oil and natural gas properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	General economic and business conditions,
•	Exposure to market risks in our financial instruments,
•	Fluctuations in worldwide prices and demand for oil and natural gas,
•	Fluctuations in the levels of our oil and natural gas exploration and development activities,
•	Risks associated with oil and natural gas exploration and development activities,
•	Competition for raw materials and customers in the oil and natural gas industry,
•	Technological changes and developments in the oil and natural gas industry,
•	Regulatory uncertainties and potential environmental liabilities, and
•	the risks in the section of this annual report entitled "Risk Factors",

any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We have not generated any revenues from operations since incorporation. We incurred a net loss of $324,151 for the year ended November 30, 2006 and $8,168 for the year ended November 30, 2005. We anticipate that we will continue to incur operating expenses without revenues unless and until we find oil or natural gas in sufficient quantities as will enable us to either begin producing of sell a property for a profit. On November 30, 2006, we had cash of $709,502. In February of 2007, we raised an additional $500,000, through the sale of 833,333 units (each consisting of one common share and one-half of a common share purchase warrant). At November 30, 2006, we had working capital of approximately $772,000. We estimate our average monthly operating expenses to be approximately $33,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $16,700,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $17,100,000 to fund our continued operations for the 12 month period ending March 31, 2008. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended November 30, 2006, which are included with this annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

If we are able to obtain additional funding by selling our equity securities, our existing shareholders may suffer substantial dilution.

We believe that we will require approximately $16,700,000 in additional funds to maintain or expand our oil and gas exploration activities over the next 12 months. We have historically raised funds required for this purpose from the sale of equity securities. While there can be no assurance that we will be able to raise any additional funds through the sale of our equity securities, any success may result in substantial dilution to our existing shareholders.

We are an exploration stage company with a limited operating history implementing a new business plan

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan, having started in the oil and gas exploration and development industry in February of 2006. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If we cannot successfully implement our business plan and we are not able to operate profitably, you could lose some or all of your investment in our company.

If we are unable to retain the services of our directors and executive officers or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and natural gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of John McLeod, our President, Treasurer, Secretary and a director. Loss of the services of Mr. McLeod could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. McLeod. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and natural gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Our directors and executive officers are employed elsewhere and their time and efforts will not be devoted to our company full-time.

With the exception of John McLeod, who works for our company on a full-time basis, our directors and executive officers are employed in other positions with other companies. As a result, they will manage our company on a part-

time basis. Because of this fact, the management of our company may suffer and our company could under-perform or fail.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

There can be no assurance that we will identify and acquire an oil and natural gas exploration property. Even if we do acquire such a property, there can be no assurance that we will discover oil or natural gas in any commercial quantity thereon.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. There is competition for the acquisition of available oil and natural gas properties. Even if we are able to acquire an oil and natural gas exploration property, few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot acquire one or more oil and natural gas exploration properties and discover oil or natural gas in any commercial quantity thereon, our business will fail.

Even if we acquire an oil and natural gas exploration property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are un predictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and natural gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

There are significant title risks associated with the properties subject to our farmout agreements.

In the event that we or our operating partners do not meet regulated expenditure requirements or development conditions to convert permits to leases or obtain an extension of such development requirements, the right to explore for bitumen or oil shale, as applicable, may be lost. We believe that we or our operating partners have good and proper right, title and interest in and to the permits and leases that we intend to exploit. However, we have not obtained title opinions on all of our interests. Even with respect to interests where we have obtained title opinions, the opinions may be subject to unregistered claims. Accordingly, ownership of our oil and natural gas exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests.

We have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resource on the properties subject to our farmout agreements.

There are numerous uncertainties inherent in estimating quantities of oil and natural gas resources, including many factors beyond our control, and no assurance can be given that the recovery of oil and natural gas resources will be realized. In general, estimates of recoverable oil and natural has resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of oil and natural gas resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable oil and natural gas resources, the classification of oil and natural gas resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable oil and natural gas resources can be made at this time, if ever.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farmout agreements and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Risks Relating to Our Shares of Common Stock

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our directors and executive officers beneficially own a total of 7,992,860 shares of our company. They may sell some of these shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our directors and executive officers beneficially own a total of 7,992,860 shares of stock, which is 20.34% of the number of our shares of common stock that are currently issued and outstanding. Subject to all holding periods under applicable securities laws, our directors and executive officers will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our directors or executive officers.

Our by-laws contain provisions indemnifying our directors and executive officers against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our directors and executive officers against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or executive officers.

In the future, the trading price of our common shares may be subject to wide fluctuations.

In the future, the trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. In addition, the stock market in general, and the market for oil and natural gas exploration and development companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Item 2.  Description of Property.

Our administrative mailing office is located at Suite 312, 407 2nd Street SW, Calgary, Alberta, Canada, T2P 2Y3 and our telephone number is 403.261.1965. Our office is rented on a month to month sub-lease basis at a cost of $700 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended November 30, 2006.

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

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended November 30, 2006 and 2005. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
February 28, 2005	$0.10	$0.10
May 31, 2005	$0.60	$0.60
August 31, 2005	$1.10	$0.80
November 30, 2005	$0.95	$0.51
February 28, 2006	$1.33	$0.17
May 31, 2006	$1.93	$0.40
August 31, 2006	$1.50	$0.55
November 30, 2006	$1.29	$0.53

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On March 13, 2007 the shareholders’ list of our common shares showed 19 registered shareholders and 39,299,953 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are no additional beneficial shareholders beyond the 19 registered shareholders as of March 13, 2007.

As of March 13, 2007 the following options or warrants to purchase, or securities convertible into, our common shares were outstanding:

•	1,110,000 share purchase warrants exercisable at a price of $0.55 until March 20, 2007;
•	1,428,620 share purchase warrants exercisable at a price of $1.00 until May 26, 2008;
•	833,333 share purchase warrants exercisable at a price of $0.75 until September 7, 2008; and
•	300,000 stock options exercisable at a price of $0.85 until April 10, 2008.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

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

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at November 30, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	3,000,000(1)	$0.85	2,700,000
Total	3,000,000	$0.85	2,700,000

(1)	As of November 30, 2006, we had issued stock options to purchase 300,000 shares of our common stock pursuant to our 2006 Stock Option Plan

2006 Stock Option Plan

On April 26, 2006, our board of directors approved the 2006 stock option plan for employees, directors, officers and consultants of our company and our subsidiary. Under the plan, eligible employees, consultants, and such other persons, other than directors subject to tax in the United States who are not eligible employees, may receive awards of "non-qualified stock options". Also under the plan, individuals who, at the time of the option grant, are employees of our company or any related company, as defined in the plan, who are subject to tax in the United States, may receive "incentive stock options", and stock options granted to non-United States residents may receive awards of "options". The purpose of the plan is to retain the services of valued key employees, directors, officers and consultants and to encourage such persons with an increased incentive to make contributions to our company. We are permitted to issue up to 3,000,000 shares of our common stock under the 2006 stock option plan.

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

California

To date, our partners in the East Slopes project have acquired over 14,000 acres of mineral leases in four prospect areas. During the next twelve months, these partners intend to acquire 3-D seismic covering three of these four areas. Following interpretation of this seismic data, we will have the option to operate and pay 25% of the cost to drill and complete three wells in each of the 3 areas in order to earn our interest. We anticipate that we will spend approximately $1 million on this project over the next 12 months.

In the North project, basic exploration techniques have identified an area that could be prospective for shallow oil production. Over the next 12 months we plan to continue our geologic analysis of the area, the acquisition of oil and gas leases in areas considered prospective, and acquisition of 2-D and 3-D seismic data in anticipation of beginning exploratory drilling. We anticipate that we will spend approximately $1,500,000 on this project over the next 12 months.

Louisiana

At the South Krotz Springs project located in St. Landry Parish, the operator is currently drilling the Haas-Hirsch Unit Well No. 60. During the next 12 months we hope to finalize the drilling of this well through completion and testing. If the well is a commercial success, we hope to tie it into production facilities and put it into production. We currently estimate that the remainder of the drilling, completion and tie-in for this well should cost our company approximately $2,000,000 over the next 12 months.

We believe that further activity in Krotz Springs will involve the purchase and reinterpretation of existing seismic data. Although it is possible that the reinterpretation of this data could result in the selection of other drilling locations in the 4500 acre Krotz Springs Unit, we consider it unlikely that a well would be drilled within the next 12 months.

Our E project in Louisiana involves the potential exploration of a subterranean structure. Current operations involve leasing of acreage over the structure that our partners believe may be prospective for oil, gas and/or condensate. We expect that a 3-D seismic acquisition program will be considered. Subsequent to interpretation of the seismic data, and if prospective locations are identified, exploration wells would be planned and drilled. It is unlikely that a well will be planned during the end of the coming 12 month period. We anticipate that we will spend approximately $2,000,000 for our share of any leasing and seismic data acquisition and drilling planning over the next 12 months.

Chile

We anticipate that our partner in this project will obtain final Chilean government approval for the concession within the next month, and that we will begin drilling the two wells on Pica North within 6 months, with completion anticipated during the next 12 months. We anticipate that our share of the costs of this program over the next 12 months should be approximately $10,000,000.

Other Activity

We expect to continue to investigate other opportunities within the oil and gas sector, both domestic and international, over the next 12 months. We anticipate that our costs for the investigation and analysis of opportunities over the next 12 months should be approximately $200,000. If we are successful in identifying a project or projects that are, in our opinion, worth pursuing, it is unlikely that we will incur significant project costs in the coming 12 month period.

Cash Requirements

We estimate that we will spend approximately $400,000 on general and administrative expenses over the next 12 months and working capital of approximately $16,700,000. Working capital requirements may increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any.

Based on our current plan of operations, we do not have sufficient funds for the next 12 months. We believe that we will require additional funds to continue our exploration operations. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate any cash flow through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares. There can be no assurance that we will be able to raise the funds required or maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Financial Condition, Liquidity and Capital Resources

From the date of inception on June 21, 2002, to the date we abandoned our mineral exploration business, we were engaged in the acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At November 30, 2006, we had working capital of $722,070 compared to a working capital deficit of $13,126 at November 30, 2005.

At November 30, 2006, our total assets of $1,728,961 consisting of current assets of $878,158 and oil and gas properties and other long term assets of $850,803. This compares with our assets at November 30, 2005 of $690 which consisted of cash.

At November 30, 2006, our total liabilities were $156,088, compared to our liabilities of $13,816 as at November 30, 2005. These liabilities consisted primarily of audit, legal fees and transfer agent fees.

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

On January 23, 2006, we received a loan from a third party in the amount of $75,000. This loan was repaid in March, 2006.

Results of Operations.

We posted a loss of $324,151 for the year ended November 30, 2006, as compared to a loss of $8,168 for the year ended November 30, 2005, and losses of $450,624 from inception to November 30, 2006. The principal component of these losses from inception has been general and administrative expenses. The principal components of the loss during the year ended November 30, 2006 were general and administrative expenses and stock based compensation. Legal costs were $1,976 for the year ended November 30, 2005, compared to $23,483 for the year ended November 30, 2006. Accounting and audit costs were $5,040 for the year ended November 30, 2005, compared to $51,155 for the year ended November 30, 2006. Consulting fees increased from nil during the year ended November 30, 2005 to $72,330 for the year ended November 30, 2006. Office expense increased from $239 for the year ended November 30, 2005 to $22,289 for the year ended November 30, 2006. Stock based compensation for the year ended November 30, 2005 was nil compared to $104,979 for the year ended November 30, 2006. Corporate expenses, including transfer agent fees, news release costs and stock exchange filing fees were $913 for the year ended November 30, 2005 compared to $26,817 for the year ended November 30, 2006. Travel expenses for the year ended November 30, 2005 were nil compared to $23,578 for the year ended November 30, 2006. These increases are due primarily to the increase in activity commencing upon the abandonment of our mineral resource properties and the shift in focus towards oil and gas properties, as well as the change in management at the beginning of calendar year 2006.

Product Research and Development

Our business plan is focused on a strategy of acquiring and maximizing the long-term exploration and development of oil and gas opportunities. To date, execution of our business plan has largely focused on assessing prospective oil and gas interests and acquiring the interests that we have acquired in California, Louisiana and Chile. As our plans for these properties continue to develop based on leasing progress, results of initial wells and other exploration, the progress of government approvals in Chile and related events that will evolve over time, we hope to structure and implement an exploration and development plan. In addition, we continue to look for additional properties of interest.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months.

Employees

We do not currently have any employees (other than our directors and officers who, at present, have not signed an employment or consulting agreement with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of SFAS 159 but do not expect its implementation will have a significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and will be adopted by our company in the first quarter of 2007. We do not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

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

We have historically incurred losses, and through November 30, 2006 have incurred losses of $450,624 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so. As of the date of this annual report on Form 10-KSB, we are not engaged in any discussions with prospective investors and we have no definitive agreements for the investments of any funds in our company..

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated February 20, 2007

Balance Sheet as at November 30, 2006

Statements of Operations for the years ended November 30, 2006 and 2005 and for the period from June 21, 2002 (incorporation) to November 30, 2006

Statement of Stockholders’ Equity (Deficit) for the period from June 21, 2002 (incorporation) to November 30, 2006

Statements of Cash Flows for the years ended November 30, 2006 and 2005 and for the period from June 21, 2002 (incorporation) to November 30, 2006

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

California Oil & Gas Corporation

Calgary, Alberta

We have audited the accompanying balance sheet of California Oil & Gas Corporation as of November 30, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended and for the period from June 21, 2002 (Inception) through November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Oil & Gas Corporation as of November 30, 2006, and the results of its operations and its cash flows for each of the two years then ended and for the period from June 21 2002 (Inception) through November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that California Oil & Gas Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, California Oil & Gas Corporation has incurred losses for the years ended November 30, 2006 and 2005 totaling $324,151 and $8,168, respectively. California Oil & Gas Corporation will require additional working capital to develop its business until California Oil & Gas Corporation either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about California Oil & Gas Corporation's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP

Houston, Texas

February 20, 2007

California Oil & Gas Corporation

(An Exploration Stage Company)

BALANCE SHEET

		November 30, 2006
ASSETS		
Current assets		
Cash	$	709,502
Deposits		100,000
Other current assets		68,656
Total current assets		878,158
Long term assets		
Oil & Gas properties (successful efforts method)		599,064
Property and equipment, net		1,739
Long term deposit		250,000
		850,803
Total Assets	$	1,728,961
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current liabilities		
Account payable and accrued liabilities	$	156,088
Total current liabilities		156,088
SHAREHOLDERS' EQUITY		
Common Stock - $.001 par value, 600,000,000 shares authorized, 38,466,020 outstanding		38,467
Additional paid in capital		2,084,892
Subscription receivable		(99,862)
Deficit accumulated during exploration stage		(450,624)
Total shareholders' equity		1,572,873
Total Liabilities & Shareholders' Equity	$	1,728,961

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

(An Exploration Stage Company)

California Oil & Gas Corporation

(An Exploration Stage Company)

California Oil & Gas Corporation

(An Exploration Stage Company)

California Oil & Gas Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

1.	Summary of Accounting Policies
a)	Nature of Business

California Oil & Gas Corporation. ("California" and the “Company”) was incorporated in Nevada on June 21, 2002. California is engaged in the acquisition exploration of oil & gas properties located in North and South America. California does not currently hold any proven or producing properties and is therefore an exploration stage company. On January 26, 2006, the Company changed its name from Ucluelet Exploration Corp. to California Oil & Gas Corporation.

b)	Use of Estimates

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

c)	Revenue Recognition

California recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable and collectibility is probable.

d)	Income Taxes

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

e)	Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

f)	Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The balance of the allowance for doubtful accounts as of November 30, 2006 is $0.

California Oil & Gas Corporation

(An Exploration Stage Company)

g)	Oil and Natural Gas Properties

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

h)	Property and Equipment

Property and equipment other than oil and natural gas properties is carried at cost. Depreciation is provided principally on the straight-line method over the useful lives as follows:

	Furniture and equipment	3 – 7 years
	Vehicles	5 years
i)	Long-lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

California Oil & Gas Corporation

(An Exploration Stage Company)

j)	Stock Based Compensation

Effective March 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on March 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the second quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original  provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent  to March 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Effective April 26, 2006, the Company adopted the 2006 Stock Option Plan (the “Plan”), under which the Company may grant a total of 3,000,000 common stock options to key employees and consultants. As of November 30, 2006, 300,000 options had been granted under this plan.

k)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and accounts receivable.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $100,000 Canadian per account (total $175,101 USD). As of November 30, 2006, the Company’s cash balance exceeded the federally insured limit by $534,401. No loss has been incurred related to this concentration of cash.

l)	Reclassification

The company has reclassified certain items on the cash flows statement for the year ended November 30, 2005, to facilitate comparisons. These reclassifications have no effect on net loss.

m)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.

California Oil & Gas Corporation

(An Exploration Stage Company)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal

California Oil & Gas Corporation

(An Exploration Stage Company)

year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

2.	Going Concern

California's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. California has incurred net losses of $324,151 and $8,168 for the years ended November 30, 2006 and 2005, and has an accumulated deficit of $450,624 at November 30, 2006. This condition raises substantial doubt about California's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

3.	Income Taxes

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

California Oil & Gas Corporation

(An Exploration Stage Company)

The provision for refundable Federal income tax consists of the following for the years ending November 30:

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

At November 30, 2005, California had an unused net operating loss carryover approximating $451,000 that is available to offset future taxable income; it expires beginning in 2022.

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

4.	Common Stock

On January 16, 2006, as part of our restructuring plan to make the Company more attractive for prospective financing or other transactions, 39,600,000 (post split) shares of common stock were returned to treasury and cancelled. This decreased the issued and outstanding share capital from 74,418,000 (post split) shares of common stock to 34,818,000 (post split) shares of common stock.

California Oil & Gas Corporation

(An Exploration Stage Company)

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

On March 20, 2006 the Company closed a private placement receiving gross proceeds of $999,000 ($941,500 net of fund raising costs) for 2,220,000 units. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.55.

On November 27, 2006 the Company announced that it has completed a private placement in which it sold 1,428,620 units at a price of US $0.70 per unit for gross proceeds of US $1,000,034 ($954,733 net of fund raising costs). Each unit consisted of one common share and one share purchase warrant that entitles the holder to purchase one additional common share at an exercise price of US$1.00 for a period of 18 months after closing.

A summary of the Company’s stock warrants activity and related information for the years ended December 31 is as follows:

	2006		2005
	Warrants	Price	Warrants	Price
Outstanding beginning of year	-	$ -	-	$ -
Granted	2,538,620	0.55–1.00	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding end of year	2,538,620	0.55–1.00	-	-
Exercisable end of year	2,538,620	$ 0.55–1.00	-	$ -

The weighted-average remaining contractual life of the warrants outstanding as December 31, 2006 is 1.2 years.

As of November 30, 2006 there were 38,466,020 common shares issued and 41,305,240 common shares on a diluted basis (weighted average at November 30, 2006 was 43,690,383).

California Oil & Gas Corporation

(An Exploration Stage Company)

On April 10, 2006 the Company announced that it had signed an Investor Relationship agreement with Cypress Point Capital Inc. (“Cypress”). The Company will pay Cypress $2,500 per month plus granted an option to purchase 300,000 common shares of the Company at a price of $0.85 cents for a period of two years.

The fair market value of the 300,000 options issued as at April 10, 2006 and as at November 30th was estimated at $163,750 using the Black-Scholes option pricing as follows:

Risk free interest rate (%)	3.36
Volatility (%)	138
Expected life (years)	2

The fair market value of the options is been expensed ratably over the one year vesting period. Stock based compensation of $104,979 was expensed during the year ended November 30, 2006.

A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

	2006		2005
	Options	Price	Options	Price
Outstanding beg of year	-	$ -	-	$ -
Granted	300,000	0.85	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding end of year	300,000	0.85	-	-
Exercisable end of year	150,000	$ 0.85	-	$ -
5.	Oil and Gas Properties

During year ended November 30, 2006 the Company acquired certain non producing oil and gas leases in California and Louisiana. Total cost of these assets was $599,064. As of November 30, 2006 all of the Company’s oil and gas properties are unproved and undeveloped.

California Oil & Gas Corporation

(An Exploration Stage Company)

On March 12, 2006, the Company entered into a non-binding letter of intent for participation in an oil exploration and development joint venture in an area of mutual interest containing five prospect areas located in the San Joaquin Basin of California. Leases or agreements have been obtained in the name of the operator or a land broker on over 14,000 acres in four of the five prospect areas.

On May 30, 2006 the Company signed a non-binding letter of intent pertaining to an area of mutual interest located in southern Louisiana. On July 13, 2006, our company signed a formal Geophysical Exploration Agreement.

On June 6, 2006, our company signed a letter of intent with an industry partner whereby the Company can participate in up to a 15% working interest in a well to be drilled in the first quarter of fiscal 2007 in a prospect in St. Landry Parish, Louisiana. On November 14, 2006 the Company increased its working interest in this well to 25%.

On September 11, 2006 the Company entered into a letter of understanding with an industry partner through which the Company will have the right to earn a 50% interest in an exploration and development program on the Pica North Block in the Tamarugal Basin of Northern Chile, with an option to earn an equivalent interest in the Pica South Block. As at November 30, 2006 the Company has advanced a deposit of $250,000 to March Resources Corp. (“March”).

As of November 30, 2006 the Company has deposited $350,000 with various parties to eventually be used towards oil and gas leases and activities.

6.	Related Party Transactions

On January 23, 2006, the Company received a loan from a related party of $75,000, with interest at a rate of 10% per annum. This loan was repaid in March 2006 with the proceeds from the private placement.

In November 2006 the original founder of the Company forgave a note payable of $8,800. The forgiveness was recorded as a contribution to capital.

During fiscal 2006 the Company has entered into oil and gas agreements and joint ventures with Nomad Hydrocarbons LLC (“Nomad LLC”), Nomad Hydrocarbons Ltd. (“Nomad Ltd) and Aspire Capital Inc. (“Aspire”). These agreements relate to the San Joaquin Basin California project. Nomad LLC is held 80.77% by Nomad Ltd which in turn is a 100% held subsidiary of Aspire. As at November 30, 2006 officers of the Company were also officers and or directors of Nomad Ltd and Aspire. As at November 30, 2006 the Company has $100,000 on deposit with Nomad Ltd’s legal counsel to be used towards future oil and gas leases and activities.

7.	Corporate Events

On January 26, 2006, the Company changed its name to California Oil & Gas Corporation by effecting a merger with a newly created wholly owned Nevada subsidiary named California Oil & Gas Corporation, which the Company had incorporated for that purpose. The Company entered into an agreement and plan of merger dated January 26, 2006 with this wholly-owned subsidiary

California Oil & Gas Corporation

(An Exploration Stage Company)

whereby the subsidiary would merge into the Company. The Company, now called California Oil & Gas Corporation, was the surviving company in the merger, which was effected January 31, 2006. The newly created subsidiary was dissolved in the merger.

8.	Commitments

The Company has committed to drilling two wells to casing point to earn a 50% interest in Pica North Block in Chile. March will contribute US $1,000,000 per well, with the Company responsible for the remaining well cost to casing point, which the Company estimates to be approximately $3,000,000 per well. The Company is also responsible for 50% of the completion and testing cost which are estimated to be $2,000,000 per well. Following earning in Pica North Block, the Company will have an option for a cash payment of US $2,000,000 to earn a 50% interest in the Pica South Block. March and the Company will jointly manage the project through March Chile and are currently sourcing a drilling rig and acquiring the long lead time items for spudding the first well, anticipated during fiscal 2007.

The Company is committed for 25% of the drilling cost related to Krotz Springs, Louisiana project. This commitment is estimated to be approximately $1,500,000.

The Company is the operator and is committed to a $1,750,000 initial contribution towards 50% of the cost of the second California project. After the initial contribution the Company will be responsible for 25% of all future costs.

9.	Subsequent Event

On February 7, 2007 the Company announced that it has completed a private placement in which it sold 833,333 units at a price of US $0.60 per unit for gross proceeds of US $500,000. Each unit consisted of one common share and one share purchase warrant that entitles the holder to purchase one additional common share at an exercise price of US$0.75 for a period of 18 months after closing.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.  Controls and Procedures.

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at March 13, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John G.F. McLeod	Director, President, Secretary and Treasurer	59	November 3, 2005
Ernie Pratt	Director	57	April 26, 2006
Mel Trethart	Director	64	May 1, 2006
Norman S. Johnson	Chief Financial Officer	53	May 1, 2006

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

Mr. McLeod is a professional engineer who has previously held various senior management positions with a number of public exploration companies including the positions of President and Chief Executive Officer with Arakis Energy Corporation, Rally Energy Corp. and Canoro Resources Inc.

Ernie Pratt

Mr. Pratt became a director of our company on April 26, 2006.

Mr. Pratt has in excess of 32 years experience in development and management of successful oil and gas exploration and development programs in Canada and Internationally. As Vice President of Exploration and Development of Arakis, beginning in 1993, Mr. Pratt was responsible for that company’s entire exploration and development program in Sudan. His activities resulted in several significant oil discoveries that supported decisions to proceed with major pipeline and infrastructure construction in Sudan. From 1997 to 1999, Mr. Pratt was Executive Vice President, Exploration and Development of Odyssey Petroleum Corp., a public company engaged primarily in international oil and gas projects. In 1999 he became Vice President of Rocky Mountain Energy, an oil and gas company concentrating on the Western Canada Sedimentary Basin.

Mr. Pratt graduated from the University of Alberta with a Masters of Science Degree with specialization in Geology. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the American Association of Petroleum Geologists.

Mel Trethart

Mr. Trethart became a director of our company on May 1, 2006.

Mr. Trethart has in excess of 35 years experience in engineering operations and management of domestic and international projects.

After graduating from the University of Manitoba with a Bachelor of Science degree in Civil Engineering, Mr. Trethart spent 30 years in increasingly responsible engineering and management positions with Amoco Production Company subsidiaries in Canada, Trinidad and the Congo (Brazzaville). His responsibilities included all aspects of drilling, production, engineering and maintenance including heading up Amoco Canada’s Heavy Oil Engineering Group, and serving as President and General Manager of Amoco Congo Exploration Company.

From 1995 to 1999, he was the in-country Operations Manager for Arakis Energy’s subsidiary State Petroleum Corporation in Sudan, during the formative stage of a project now producing 350,000 barrels of oil per day.

Mr. Trethart worked with Scimitar Production Egypt Ltd. a subsidiary of Rally Energy Corp. as the in-country General Manager, Egypt Operations and subsequently as Operations Manager for National Petroleum Company in Cairo, Egypt.

Norman S. Johnson

Mr. Johnson was appointed as our chief financial officer on May 1, 2006.

Mr. Johnson has over 30 years of energy sector experience and has held senior managerial positions in both financial and administrative roles with publicly traded and privately held corporations.

Mr. Johnson is currently the Chief Financial Officer for Highview Resources Ltd. a publicly traded oil and gas company listed on the TSX Venture Exchange. Mr Johnson was formerly an officer of a number of publicly traded companies including Constellation Oil and Gas Company and Arakis Energy Corp.

Mr. Johnson graduated from the Southern Alberta Institute of Technology in 1975 with an Accounting & Business Administration Diploma, Accounting Major. In 1978 Mr. Johnson received his Certified Management Accountant designation (“CMA”). Mr. Johnson is currently a member in good standing of the Certified Management Accountants of Alberta.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee currently consists of our entire board of directors. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004.

Our Nominating and Corporate Governance Committee currently consists of our entire board of directors. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

Our Compensation Committee currently consists of our entire board of directors. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John G.F. McLeod	1(1)	1	Nil
Mel Trethart	Nil	Nil	Nil
Ernie Pratt	Nil	Nil	Nil
Norman S. Johnson	Nil	Nil	Nil

(1)            The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

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

Item 10.  Executive Compensation.

In fiscal 2006 the Company paid consulting fees to corporations controlled by certain officers and directors. The amounts paid were as follows:

There were no compensations awarded to, earned by, or paid to our directors and executive officers for the previous two completed financial years.

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

Stock Options/SAR Grants

During the twelve months ended November 30, 2006 we granted the following options to the corresponding directors, officers, employees and consultants:

	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Cypress Point Capital	300,000	100%	$0.85	April 26, 2008

(1)                   We did not grant any stock options to directors, officers and employees during our fiscal year ended November 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options exercised during the year ended November 30, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended November 30, 2006.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at March 13, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
John G.F. McLeod 68 Sandstone Ridge Crescent Okotoks, AB T1S 1R1	5,992,860(2) common shares	15.24%
Ernie Pratt 236 Edforth Place NW Calgary, AB T3A 3VC9	1,000,000 common shares	2.54%
Mel Trethart Suite 203, Hilton World Trade Center Hotel 1191Courniche El Nile Cairo, Egypt 11221	500,000 common shares	1.27%
Norman S. Johnson 179 Valley Stream Circle NW Calgary, AB T3B 5W1	500,000 common shares	1.27%
EH&P Investments AG Albisriederstrasse 164 Zurich, Switzerland CH8084	2,220,000 common shares	5.65%
Rush and Co Uraniastrasse 28, CH-8022 Zurich, Switzerland	2,431,520(3) common shares	6.19%
Directors and Executive Officers as a Group (4 persons)	7,992,860 common shares	20.34%

(1) Based on 39,299,953 shares of common stock issued and outstanding as of March 13, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

(2) Includes 142,860 share purchase warrants exercisable at a price of $1.00 until May 17, 2008.

(3) Includes 1,215,760 share purchase warrants exercisable at a price of $1.00 until May 17, 2008

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

East Slopes Project - California

On March 12, 2006, we entered into a non-binding letter of intent with Nomad Hydrocarbons LLC in respect of earning in to a portion of Nomad Hydrocarbon’s 50% interest in a joint venture with Daybreak Oil and Gas Inc. for an acquisition and potential exploration of an area of interest located in Kern County, California, in the San Joaquin Basin of California. When we entered into this letter of intent, the two joint venture partners were still in the process of assembling technical data and leases in the area of interest. At the time of this transaction, John McLeod, our President and a director of our company, was a member of the board of directors of Nomad Hydrocarbons and this was therefore a related party transaction. Details of this agreement and transaction are provided in the discussion at page 4 of this annual report on Form 10-KSB.

North Project - California

On March 11, 2006, we entered into a letter of intent with Nomad Hydrocarbons LLC to acquire up to a 25% interest in an oil exploration and development joint venture with respect to approximately 2,200 sections of land located in the East Slopes area of the San Joaquin Basin of California. The joint venture partners at the time consisted of Nomad Hydrocarbons and Daybreak Oil & Gas, each as to a 50% interest. Under the letter of intent, Nomad Hydrocarbons agreed to form a new California company, to be owned 50% by Nomad Hydrocarbons and 50% by our company. At the time of this transaction, John McLeod, our President and a director of our company, was a member of the board of directors of Nomad Hydrocarbons and this was therefore a related party transaction. Details of this agreement and transaction are provided in the discussion at page 5 of this annual report on Form 10-KSB.

South Krotz Springs - (Louisiana)

On June 6, 2006 we entered into a non-binding letter of intent with Daybreak Oil & Gas Inc. Aspire Capital, Inc. and CalStar Oil & Gas Inc. whereby we would acquire, by assignment from Daybreak Oil & Gas, a 15% interest in an initial test well to be drilled in the Krotz Springs Field Unit. At the time of this transaction, Norman Johnson, our Chief Financial Officer, was the Chief Financial Officer of Aspire Capital Inc. In addition, John McLeod, our President and a director of our company, was a member of the board of directors of Nomad Hydrocarbons at this time. Nomad Hydrocarbons was subsequently acquired by Aspire Capital on November 3, 2006, and Mr. McLeod is currently a member of the board of directors of Aspire Capital. This was therefore a related party transaction. Details of this agreement and transaction are provided in the discussion at page 5 of this annual report on Form 10-KSB.

On or about November 14, 2006, Aspire Capital sold its interest in the South Krotz Springs project to our company for the sum of $100, subject to an overriding royalty of one percent (1%) of 10% of gross monthly production from the project, if any. At the time of this transaction John McLeod, our President and a member of our board of directors, was on the board of directors of Aspire Capital. This was therefore a related party transaction. Details of this agreement and transaction are provided in the discussion at page 5 of this annual report on Form 10-KSB.

On November 17, 2006, we closed a private placement of 1,428,620 Units for gross proceeds of $1,000,034. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.00 per warrant share for a period of eighteen months. Pursuant to this private placement, our president, John McLeod, purchased 142,860 units for a total cost of $100,002.

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

(4)	Instruments Defining the Rights of Security Holders

4.1           2006 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

(10) Material Contracts

10.1         Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	Letter of Intent with Nomad Hydrocarbons LLC (filed herewith)

10.3        Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 13, 2006).

10.4         Investor Relations Consulting Agreement dated April 10, 2006 with Cypress Point Capital Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

10.5        Letter of Understanding with March Resources Corp. dated September 11, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2006).

10.6	Purchase and Sale Agreement with Aspire Capital, Inc. dated November 14, 2006 (filed herewith)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004)

(31) Section 302 Certifications

31.1 Section 302 Certification of John G.F. McLeod (filed herewith)

31.2 Section 302 Certification of Norman S. Johnson (filed herewith).

(32) Section 906 Certification

32.1 Section 906 Certification of John G.F. McLeod (filed herewith)

32.2 Section 302 Certification of Norman S. Johnson (filed herewith).

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006 were $27,868.

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 were $3,500.

Audit Related Fees

For the fiscal year ended November 30, 2006, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the fiscal year ended November 30, 2005, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the fiscal year ended November 30, 2006, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended November 30, 2005, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA OIL & GAS CORPORATION

By: /s/ John G.F. McLeod

John G.F. McLeod,

President, Secretary, Treasurer and Director

(Principal Executive Officer)

By: /s/ Norman S. Johnson

Norman S. Johnson,

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John G.F. McLeod	President, Secretary, Treasurer and Director	March 15, 2007
John G.F. McLeod

/s/ Mel Trethart	Director	March 15, 2007
Mel Trethart

/s/ Ernie Pratt	Director	March 15, 2007
Ernie Pratt

/s/ Norman S. Johnson	Chief Financial Officer	March 15, 2007
Norman S. Johnson