Form 10QSB
period 2007-02-28
CALIFORNIA OIL & GAS CORP
filed 2007-04-25
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   February 28, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375

California Oil & Gas Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#312, 407 - 2nd Street SW, Calgary, Alberta, T2P 2Y3
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

40,209,044 common shares issued and outstanding as of April 13, 2007.

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

California Oil & Gas Corporation

(An Exploration Stage Company)

California Oil & Gas Corporation

(An Exploration Stage Company)

California Oil & Gas Corporation

(An Exploration Stage Company)

California Oil & Gas Corporation

(An Exploration Stage Company)

Notes to the Financial Statements February 28, 2007

(unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2006 as reported in Form 10-KSB, have been omitted.

2.	Common Stock

On February 12, 2007 the Company closed a private placement receiving gross proceeds of $500,000 ($475,049 net of financing fees) for 833,333 units. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.60. The Company also collected the subscription receivable of $99,862.

As of February 28, 2007 there were 39,299,953 common shares issued and 42,138,573 common shares on a diluted basis (weighted average at February 28, 2007 was 38,614,768).

The fair market value of the options, which were originally issued in April 2006, is been expensed ratably of the one year vesting period. Stock based compensation of $40,938 was expensed during the quarter ended February 28, 2007.

3.	Oil and Gas Properties

During three month period ended February 28, 2007 the Company acquired certain non producing oil and gas leases in California Additionally, the Company commenced drilling on the Krotz Springs prospect during the period. $1.08 million of drilling costs associated with Krotz Springs were incurred and have been capitalized as oil and gas properties.

4.	Subsequent events

On April 9, 2007 the Company closed a private placement receiving gross proceeds of $500,000 for 909,091 units at $0.55 per unit. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.65.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events, future financial performance or are otherwise projections of future results. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report on Form 10-QSB entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our Company” and “California Oil & Gas” mean our company, California Oil & Gas Corporation, unless otherwise indicated.

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

Plan of Operation and Cash Requirements

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

Louisiana

At the South Krotz Springs project located in St. Landry Parish, the operator has completed drilling the Haas-Hirsch 31 (Krotz Springs Unit No. 60) well. During the next 12 months we hope to complete and test this well. If the well is a commercial success, we hope to tie it into production facilities and put it on production. We currently estimate that the final stages of the drilling, the completion and the tie-in for this well should cost our company approximately $2,000,000 over the next 12 months.

We believe that further activity in Krotz Springs will involve the purchase and reinterpretation of existing seismic data. The reinterpretation of these data could result in the selection of other drilling locations in the 4500 acre Krotz Springs Unit, and if so, an election to drill an additional well could be made during the next 6 months with drilling to follow. It is estimated that the cost to the company over the next 12 months would be approximately $1,500,000.

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

Chile

We anticipate that our partner in this project will obtain final Chilean government approval for the concession within the next 2 months, and that we will begin drilling the two wells on Pica North within 6 months of final approval, with completion of the first well anticipated during the next 12 months. We anticipate that our share of the costs of this program over the next 12 months should be approximately $8,500,000.

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

Cash Requirements

We estimate that we will spend approximately $400,000 on general and administrative expenses over the next 12 months and approximately $16,700,000 on oil and gas properties and related drilling activities. Working capital requirements may increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any.

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

At February 28, 2007, we had working capital of $105,145 compared to a working capital deficit of $24,275 at February 28, 2006.

At February 28, 2007, our total assets of $2,246,401 consisting of current assets of $290,678 and oil and gas properties and other long term assets of $1,955,723 . This compares with our assets at February 28, 2006 of $75,646 which consisted of cash and a deposit.

At February 28, 2007, our total liabilities were $185,533 compared to our liabilities of $99,921 as at February 28, 2006. These liabilities consisted primarily of audit, legal fees and transfer agent fees.

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

Results of Operations.

We posted a loss of $127,854 for the three months ended February 28, 2007, as compared to a loss of $11,149 for the three months ended February 28, 2006, and losses of $578,478 from inception to February 28, 2007. The principal component of these losses from inception has been general and administrative expenses. The principal components of the loss during the three months ended February 28, 2007 were general and administrative expenses and stock based compensation. Legal costs were $17,597 for the three months ended February 28, 2007, compared to $7,605 for the three months ended February 28, 2006. Accounting and audit costs were $34,531 for the three months ended February 28, 2007, compared to $3,500 for the three months ended February 28, 2006. Consulting fees increased to $17,590 during the three months ended February 28, 2007 to nil for the three months ended February 28, 2006. Office expense increased to $13,889 for the three months ended February 28, 2007 to nil for the three months ended February 28, 2006. Stock based compensation for the three months ended February 28, 2007 was $40,938 compared to nil for the three months ended February 28, 2006. Corporate expenses, including transfer agent fees, news release costs and stock exchange filing fees were $3,309 for the three months ended February 28, 2007 compared to nil for the three months ended February 28, 2006. These increases are due primarily to the increase in activity commencing upon the abandonment of our mineral resource properties and the shift in focus towards oil and gas properties, as well as the change in management at the beginning of calendar year 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of SFAS 159 but do not expect its implementation will have a significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

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

We have historically incurred losses, and through February 28, 2007 have incurred losses of $578,478 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so. As of the date of this quarterly report on Form 10-QSB, we are not engaged in any discussions with prospective investors and we have no definitive agreements for the investments of any funds in our company..

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

This quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

•	Our future operating results,
•	Our future capital expenditures,
•	Our expansion and growth of operations, and
•	Our future investments in and acquisitions of oil and natural gas properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	General economic and business conditions,
•	Exposure to market risks in our financial instruments,
•	Fluctuations in worldwide prices and demand for oil and natural gas,
•	Fluctuations in the levels of our oil and natural gas exploration and development activities,
•	Risks associated with oil and natural gas exploration and development activities,
•	Competition for raw materials and customers in the oil and natural gas industry,
•	Technological changes and developments in the oil and natural gas industry,
•	Regulatory uncertainties and potential environmental liabilities, and

•	the risks in the section of this quarterly report entitled "Risk Factors",

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

We have not generated any revenues from operations since incorporation. We incurred a net loss of $127,854 for the three months ended February 28, 2007 and $11,149 for the three months ended February 28, 2006. We anticipate that we will continue to incur operating expenses without revenues unless and until we find oil or natural gas in sufficient quantities as will enable us to either begin producing of sell a property for a profit. On February 28, 2007, we had cash of $111,966 . At February 28, 2007, we had working capital of approximately $105,145. We estimate our average monthly operating expenses to be approximately $33,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $16,700,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $17,100,000 to fund our continued operations for the 12 month period ending February 28, 2008. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended November 30, 2006, which are included in our annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

With the exception of John McLeod, who works for our company on a full-time basis, our directors and executive officers are employed in other positions with other companies. As a result, they will manage our company on a part-time basis. Because of this fact, the management of our company may suffer and our company could under-perform or fail.

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

Item 3. Controls and Procedures

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2007, we closed a private placement of 833,333 Units for gross proceeds of $499,999.80. Each Unit consists of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $0.75 per warrant share for a period of eighteen months.

We issued the Units to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933.

On April 9, 2007, we closed a private placement of 909,091 Units for gross proceeds of $500,000.05. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $0.65 per warrant share for a period of twenty-four months.

We issued the Units to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933.

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

(4)	Instruments Defining the Rights of Security Holders

4.1           2006 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

(10) Material Contracts

10.1         Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2        Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007)

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

10.6         Purchase and Sale Agreement with Aspire Capital, Inc. dated November 14, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007)

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

Date: April 25, 2007

By:

/s/ Norman S. Johnson

Norman S. Johnson, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 25, 2007