Form 10QSB
period 2007-05-31
CALIFORNIA OIL & GAS CORP
filed 2007-07-13
CIK 1213109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50375

California Oil & Gas Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#260, 600 – 6th Avenue SW, Calgary, Alberta, T2P 0S5
(Address of principal executive offices)

(403) 261-1965
(Issuer’s telephone number)

#312, 407 – 2nd Street SW, Calgary, Alberta, T2P 2Y3
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

40,209,044 common shares issued and outstanding as of July 3, 2007.

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

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended May 31, 2007 and 2006 and the period from June 21, 2002 (inception) through May 31, 2007

(unaudited)

	Six months ended May 31, 2007	Six months ended May 31, 2006	Inception through May 31, 2007
Cash flows from operating activities			
Net loss	$ (468,948)	$ (99,493)	$ (919,572)
Adjustments to reconcile net loss to cash used by operating activities			
Depreciation and depletion	4,961	-	5,396
Write-off of oil and gas properties	253,209	-	253,209
Stock based compensation	58,771	23,653	163,750
Net changes in :			
Deposits	62,644	-	(37,356)
Other receivables	(1,593)	(62,374)	(70,250)
Accounts payable and accrued liability	(74,992)	14,755	81,096
Net cash flows used in operating activities	(165,948)	(123,459)	(523,727)
Cash flows from investing activities			
Acquisition of oil and gas properties	(1,535,385)	(108,621)	(2,134,449)
Acquisition of property and equipment	-	-	(2,173)
Deposits long term	-	-	(250,000)
Net cash flows used in investing activities	(1,535,385)	(108,621)	(2,386,622)
Cash flows from financing activities			
Proceeds from sale of common shares, net	1,074,911	941,379	2,983,357
Expenses paid by shareholder	-	-	1,272
Proceeds from shareholder advances	-	-	8,800
Net cash flows provided by financing activities	1,074,911	941,379	2,993,429
Increase (decrease) in cash	(626,422)	709,299	83,080
Cash, beginning of period	709,502	690	-
Cash, end of period	$ 83,080	$ 709,989	$ 83,080
Net cash paid during the period for:			
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Non cash transactions:			
Forgiveness of shareholder advances	$ -	$ -	$ 8,800
Oil and gas properties financed with accounts payable	$ 799,251	$ -	$ 799,251
Deposits reclassified to oil & gas properties	$ 250,000	$ -	$ 250,000

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements May 31, 2007

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

On February 12, 2007 the Company closed a private placement receiving gross proceeds of $500,000 for 833,333 units. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.60.

As of May 31, 2007 there were 40,209,044 common shares issued and 43,502,210 common shares on a diluted basis.

The fair market value of the 300,000 options issued in April 2006 is being expensed ratably over the one year vesting period. Stock based compensation of $58,771 and $23,653 was expensed during the six months ended May 31, 2007 and May 31, 2006 respectively.

3.	Oil and Gas Properties

During the six month period ended May 31, 2007 the Company acquired certain non producing oil and gas leases in California and completed a natural gas well on the Krotz Springs prospect in Louisiana. The Krotz Springs well, Haas-Hirsch No. 60, came on production in late May 2007. Total cost of these assets was $2.33 million as of May 31, 2007.

4.	Subsequent events

On May 15, 2007, we received a cash call for the Chile project from March Resources Corp. as contemplated in our Letter of Understanding with March Resources dated September 11, 2006. We did not remit the cash requested and, on June 26, 2007, March Resources sent us notice that we had failed to comply with our obligations under that Letter of Understanding and, as a result, that they were terminating the Letter of Understanding and retaining our $250,000 deposit. The value of our investment in this project has been written off as at May 31, 2007.

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

Our Current Business

We are an exploration stage company engaged in the identification, acquisition and exploration of oil and natural gas properties. Since transitioning our focus from mineral resource properties to oil and natural gas properties in January of 2006, we have entered into several letters of intent, all of which are discussed below in greater detail, whereby we hope to earn an interest in one or more oil and gas properties located in California and Louisiana. As discussed below, a letter of understanding with March Resources Corporation whereby we had hoped to earn an interest in a project located in Chile has been terminated effective June 26, 2007.

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

California

To date, our partners in the East Slopes project have leased over 16,000 acres of mineral property in four prospect areas. During the next twelve months, these partners intend to acquire 3-D seismic data covering three of these four areas.

On July 9, 2007 we and our current partners in the East Slopes project entered into a seismic option farm-in agreement dated for reference June 21, 2007 with Chevron U.S.A. Inc. granting to Chevron an option to farm-in to a

50% interest in the project if Chevron funds a High Definition 3-D Exploration Seismic Survey over a project area in the San Joaquin area of Southern California consisting of approximately 19,000 acres. The project area is comprised of 16,000 gross acres of mineral leaseholds to be contributed by our current partners and approximately 3,000 gross acres of mineral leaseholds to be contributed by Chevron which has been subdivided into three prospect areas. Under the terms of the agreement, Chevron has the right, but is not required, to fund the High Definition 3-D Exploration Seismic Survey. If Chevron funds the survey, our company will be the operator. If the survey is shot and the data is acquired, processed and delivered to the other parties to the agreement, Chevron will have earned its 50% interest in the 16,000 gross acres of mineral leaseholds contributed by our partners. If this occurs, our current partners will have the option to farm-in to a 50% interest in the 3,000 gross acre area contributed to the project by Chevron by drilling three initial test wells, one in each of the three prospect areas into which the overall project has been subdivided. If this occurs, then our current partners as a group and Chevron will then each hold a 50% interest in the lands and wells. The agreement provides that our company would also be the operator for the purposes of drilling each of these three test wells. If, after we have drilled these three test wells the parties decide to continue exploration in any of the prospect areas, Chevron will have the right, at its option, to become the operator in place of our company. We currently expect to begin the Seismic Survey during the third calendar quarter of 2007.

Our company does not currently own any interest in this Eastern Slopes project. We have previously entered into a farm-in agreement with our current partners pertaining to our ability to earn an interest. Under this agreement, and following interpretation of any seismic data derived from the High Definition 3-D Exploration Seismic Survey, we will have the option to earn a 12.5% interest (after recovery of 200% of costs) in the seismic area leases and wells by paying 25% of the cost of three wells in each of the three prospect areas covered by the seismic survey.

Under the farm-in agreement with Chevron, Chevron has a ‘call’ right to purchase any oil, gas or other hydrocarbons produced under the terms of the agreement.

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

Louisiana

At the South Krotz Springs project located in St. Landry Parish, the operator has completed drilling the Haas-Hirsch No. 1 Well (formerly known as the Haas-Hirsch Unit Well No. 60). The well encountered, based on mud log and electric log analyses, 2 commercial zones which could be productive for natural gas and condensate. The lower of the 2 zones, the Second Cockfield sand, was perforated and tested at rates of about 900 mcfd at 600 psi wellhead pressure. After a 17 hour flow period through a production test unit, the well was tied into a pre-existing flowline on location and gas sales commenced May 16, 2007. The operator is currently installing a compressor in an effort to increase production.

Current plans are to conduct a pressure transient (build-up) test to determine the reservoir characteristics and whether or not the Second Cockfield zone should be stimulated to increase production. Following a determination of stimulation potential of the Second Cockfield Sand zone, the other potential producing zone, the First Cockfield Sand will be considered for completion and potential comingled production with the Second Cockfield sand. We currently estimate that the remainder of the drilling, completion and tie-in for this well should cost our company approximately $1,000,000 over the next 12 months.

We believe that further activity in Krotz Springs will involve the purchase and reinterpretation of existing seismic data. The reinterpretation of this data could result in the selection of other drilling locations in the 4,500 acre Krotz Springs Unit, and if so, an election to drill an additional well could be made during the next 4 months with drilling to follow. It is estimated that our share of the costs of this additional well and activity over the next 12 months would be approximately $1,500,000.

Our “E” project in Louisiana involves the potential exploration of a subterranean structure. Current operations involve leasing of acreage over the structure that our partners believe may be prospective for oil, gas and/or condensate. After leasing is completed, we expect that our partners will consider acquisition of 3-D seismic data. If interpretation of the seismic data identifies prospective locations, exploration wells would be planned and drilled. We believe that it is unlikely that a well will be drilled during the 12 month period ending June 30, 2008. We anticipate that we will spend approximately $2,000,000 for our share of any leasing and seismic data acquisition and drilling planning during this 12 month period.

Chile

On May 15, 2007, we received a cash call from March Resources Corp. as contemplated in our Letter of Understanding with March Resources dated September 11, 2006. We did not remit the cash requested and, on June 26, 2007, March Resources sent us notice that we had failed to comply with our obligations under that Letter of Understanding and, as a result, that they were terminating the Letter of Understanding and retaining our $250,000 deposit.

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

Cash Requirements

We estimate that we will spend approximately $400,000 on general and administrative expenses over the next 12 months and working capital of approximately $6,700,000. Working capital requirements may increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any.

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

At May 31, 2007, we had a working capital deficiency of $689,661.

At May 31, 2007, our total assets of $3,117,953 consisting of current assets of $190,685 and oil and gas properties and other long term assets of $2,927,268. This compares with our assets at May 31, 2006 of $880,984 which consisted of cash and a deposit.

At May 31, 2007, our total liabilities were $880,346, compared to our liabilities of $28,571 as at May 31, 2006. The increase in these liabilities consisted primarily of cash calls.

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

Results of Operations.

We posted a loss of $468,948 for the six month period ended May 31, 2007, as compared to a loss of $99,493 for the six month period ended May 31, 2006, and losses of $919,572 from inception to May 31, 2007. Oil and natural gas revenues, net of royalties, were $10,789 for the six months ended May 31, 2007 (nil for the six months ended may 31, 2006). The principal component of these losses from inception has been general and administrative expenses. The principal components of the loss during the six month period ended May 31, 2007 were general and administrative expenses and stock based compensation. Legal costs were $31,677 for the six month period ended May 31, 2007, compared to $13,204 for the six month period ended May 31, 2006. Accounting and audit costs were $56,301 for the six month period ended May 31, 2007, compared to $11,169 for the six month period ended May 31, 2006. Consulting fees increased to $33,381 during the six month period ended May 31, 2007 from $17,592 for the six month period ended May 31, 2006. Office expense increased to $20,981 for the six month period ended May 31, 2007 compared to $8,477 for the six month period ended May 31, 2006. Stock based compensation for the six month period ended May 31, 2007 was $58,771 compared to $23,653 for the six month period ended May 31, 2006. Corporate expenses, including transfer agent fees, news release costs and stock exchange filing fees were $18,630 for the six month period ended May 31, 2007 compared to $11,070 for the six months ended May 31, 2006. Travel expenses for the six month period ended May 31, 2007 were nil compared to 14,807 for the six month period ended May 31, 2006. Depletion and depreciation expense was $4,961 for the six month period ended May 31, 2007 compared to nil for the six month period ended May 31, 2006. Operating expense was $1,969 for the six month period ended May 31, 2007 compared to nil for the six month period ended May 31, 2006. These increases of $150,140 are due primarily to the increase in activity commencing upon the abandonment of our mineral resource properties and the shift in focus towards oil and gas properties, as well as the change in management at the beginning of calendar year 2006.

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

We have historically incurred losses, and through May 31, 2007 have incurred losses of $919,572 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so. As of the date of this quarterly report on Form 10-QSB, we are not engaged in any discussions with prospective investors and we have no definitive agreements for the investments of any funds in our company.

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

We have not generated any revenues from operations since incorporation. We incurred a net loss of $468,948 for the six month period ended May 31, 2007 and $99,493 for the six month period ended May 31, 2006. We anticipate that we will continue to incur operating expenses without revenues unless and until we find oil or natural gas in sufficient quantities as will enable us to either begin producing of sell a property for a profit. On May 31, 2007, we had cash of $83,080. At May 31, 2007, we had a working capital deficiency of $689,661. We estimate our average monthly operating expenses to be approximately $33,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $6,700,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $7,100,000 to fund our continued operations for the 12 month period ending June 30, 2008. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

We believe that we will require approximately $7,100,000 in additional funds to maintain or expand our oil and gas exploration activities over the next 12 months. We have historically raised funds required for this purpose from the sale of equity securities. While there can be no assurance that we will be able to raise any additional funds through the sale of our equity securities, any success may result in substantial dilution to our existing shareholders.

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

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

Item 3. Controls and Procedures

As required under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

(4)	Instruments Defining the Rights of Security Holders

4.1           2006 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

(10) Material Contracts

10.1         Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2        Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Annual Report on Form 10 KSB filed on March 15, 2007)

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

10.6         Purchase and Sale Agreement with Aspire Capital, Inc. dated November 14, 2006 (incorporated by reference from our Annual Report on Form 10 KSB filed on March 15, 2007)

10.7         Seismic Option Farmin Agreement with Calstar Oil & Gas Ltd., Nomad Hydrocarbons Ltd., Nomad Hydrocarbons LLC, Daybreak Oil and Gas, Inc. and Consolidated Beacon Resources Ltd. (filed herewith)

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

Date: July 13, 2007

By: /s/ Norman S. Johnson

Norman S. Johnson, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: July 13, 2007

CW1289984.7