Form 10QSB
period 2007-08-31
CALIFORNIA OIL & GAS CORP
filed 2007-10-22
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

40,572,680 common shares issued and outstanding as of October 4, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

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

BALANCE SHEET
(unaudited)

August 31, 2007

ASSETS
Current assets
Cash	$29,342
Other receivables	119,987
Total current assets	149,329

Long term assets
Oil and gas properties, net (successful efforts method)	2,981,876
Property and equipment, net	1,478
2,983,354

Total Assets	$3,132,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Account payable and accrued liabilities	$829,753

Total current liabilities	829,753

SHAREHOLDERS' EQUITY
Common Stock - $.001 par value, 600,000,000 shares
authorized, 40,572,680 outstanding	40,573
Additional paid in capital	3,281,607
Accumulated deficit	(1,019,250)
Total shareholders' equity	2,302,930

Total Liabilities & Shareholders' Equity	$3,132,683

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

STATEM ENTS OF OPERATIONS
For the three and nine month pe riod ended August 31, 2007 and 2006
(unaudited)

	For the three month period		For the nine month period
	ended August 31,		ended August 31,
	2007	2006	2007	2006

REVENUES
Gas sales, net of royalty	$65,806	$-	$76,595	$-

EXPENSES
Mining and exploration	-	-	-	-
General & administrative	165,478	75,980	333,378	152,300
Write-off of oil and gas properties	8	-	253,217	-
Stock based compensation	-	40,938	58,771	64,591
Total expenses	165,486	116,918	645,366	216,891

Net operating loss	(99,680)	(116,918)	(568,771)	(216,891)

Other income
Interest income	2	480	145	480
Net loss	$(99,678)	$(116,438)	$(568,626)	$(216,411)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	39,820,766	37,038,000	39,597,933	44,095,664

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

STATEM ENTS OF CASH FLOWS
For the nine months ended August 31, 2007 and 2006
(unaudited)

	Nine months ended August 31,
	2007	2006
Cash flows from operating activities
Net loss	$(568,626)	$(216,411)
Adjustments to reconcile net loss to cash
used by operating activities
Depreciation and depletion	18,139	-
Write-off of oil and gas properties	253,217	-
Stock based compensation	58,771	64,591
Net changes in :
Deposits	100,000	(77,537)
Other receivables	(51,331)	(19,835)
Accounts payable and accrued liability	(25,586)	4,842
Net cash flows used in operating activities	(215,416)	(244,350)
Cash flows from investing activities
Acquisition of oil and gas properties	(1,704,656)	(157,049)
Net cash flows used in investing activitie s	(1,704,656)	(157,049)

Cash flows from financing activities
Proceeds from sale of common shares, net	1,239,912	941,379
Net cash flows provided by financing activities	1,239,912	941,379

Increase (decrease) in cash	(680,160)	539,980

Cash, beginning of period	709,502	690

Cash, end of period	$29,342	$540,670
Net cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash transactions:
Oil and gas properties financed with accounts payable	$699,251	$-
Deposits reclassified to oil & gas properties	$250,000	$-

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

Notes to the Financial Statements August 31, 2007
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

During the period ended August 31, 2007, management determined it was no longer necessary to continue reporting as an exploration stage company. As such cumulative inception to date information will no longer be included.

2.	Common Stock

On August 7, 2007 the Company closed a private placement receiving gross proceeds of $200,000 for 363,636 units at $0.55 per unit. Each unit consisted of one share of common stock and one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.75 for a period of 12 months from the date of closing.

On April 9, 2007 the Company closed a private placement receiving gross proceeds of $500,000 for 909,091 units at $0.55 per unit. Each unit consisted of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.65 for a period of 24 months from the date of closing. On February 12, 2007 the Company closed a private placement receiving gross proceeds of $500,000 for 833,333 units at $0.60 per unit. Each unit consisted of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.75 for a period of 18 months from the date of closing. As of August 31, 2007 there were 40,572,680 common shares issued and 43,536,149 common shares, on a diluted basis.

The fair market value of the 300,000 options issued in April 2006 is being expensed ratably over the one year vesting period. Stock based compensation of $58,771 and $64,591 was expensed during the nine months ended August 31, 2007 and August 31, 2006 respectively.

California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.)

	Warrants	Exercise Price	Expiry Date

Balance November 30, 2005	-
Issued March 20, 2006	1,110,000	$0.55	March 19, 2007
Issued April 10, 2006	300,000	$0.85	April 9, 2008
Issued November 27, 2006	1,428,620	$1.00	May 26, 2008

Balance November 30, 2006	2,838,620

Expired March 19, 2007	(1,110,000)

Issued February 12, 2007	416,667	$0.75	August 12, 2008
Issued April 9, 2007	454,546	$0.65	April 8, 2009
Issued August 7, 2007	363,636	$0.75	August 7, 2008

Balance August 31, 2007	2,963,469

3.	Oil and Gas Properties

During the nine month period ended August 31, 2007 the Company acquired certain non- producing oil and gas leases in California and completed a natural gas well on the Krotz Springs prospect in Louisiana. The Krotz Springs well, Haas-Hirsch No. 60, came on production in late May 2007. Total cost of these assets was $2.32 million as of August 31, 2007. During the nine months ended August 31, 2007, Krotz Springs, which is the Company’s only proved property, generated $76,595 in net revenues after deducting royalties of $9,178.

4.	Subsequent events

Subsequent to August 31, 2007 the Company initiated a Seismic Survey Program in the East Slopes project located in Kern County, California as contemplated by the terms of a Seismic Option Farmin Agreement dated June 27, 2007 between, among others, the Company and Chevron U.S.A. Inc. Under this agreement, Chevron has the option to earn in to an interest in the Company’s East Slopes project if it funds 100% of the cost of a 3-D Seismic Survey Program in the San Joaquin Basin in Southern California. The Company believes that the seismic program should be completed in Q4, 2007.

On October 19, 2007 the Company issued two convertible debenture agreements, one to the Company’s Chief Executive Officer and the other to its Chief Financial Officer. These convertible debentures, both of which are for $100,000, have a one year term with an interest rate of 6% per annum. The Company has the option to repay these debentures at any time during the one year term. Each debenture holder has the option to convert his debenture to common shares of the Company at a fixed price of $0.75 per share based on the outstanding amount of the debenture at the time of conversion.

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

Our Current Business

We are an early stage production company engaged in the identification, acquisition and exploration of oil and natural gas properties. Since transitioning our focus from mineral resource properties to oil and natural gas properties in January of 2006, we have entered into letters of intent and agreements, all of which are discussed below in greater detail, whereby we have earned, or we hope in the future to earn, an interest in certain oil and gas properties located in California and Louisiana. Also as discussed below, a letter of understanding with March Resources Corporation whereby we had hoped to earn an interest in a project located in Chile has been terminated effective June 26, 2007.

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

California

To date, our partners in the East Slopes project have leased over 18,000 acres of mineral property in four prospect areas. During the next six months, these partners intend to acquire 3-D seismic data covering three of these four areas.

On July 9, 2007 we, together with the other participants in the East Slopes project, entered into a seismic option farm-in agreement dated for reference June 21, 2007 with Chevron U.S.A. Inc. granting to Chevron an option to farm-in to a 50% interest in the East Slopes project if Chevron funds a High Definition 3-D Exploration Seismic Survey over a project area in the San Joaquin area of Southern California consisting of approximately 19,000 acres. The project area is comprised of 16,000 gross acres of mineral leaseholds to be contributed by our current partners and approximately 3,000 gross acres of mineral leaseholds to be contributed by Chevron, all of which has been subdivided into three prospect areas. Under the terms of the agreement, Chevron has the right, but is not obligated, to fund the high definition 3-D exploration seismic survey over the project area. The agreement provides that if Chevron chose to fund the survey, our company would act as the operator. The agreement also provides that if the survey is shot and the data is acquired, processed and delivered to the other parties to the agreement, Chevron will have earned its 50% interest in the 16,000 gross acres of mineral leaseholds contributed by our partners. If this occurs, our current partners will have the option to farm-in to a 50% interest in the 3,000 gross acre area contributed to the project by Chevron by drilling three initial test wells, one in each of the three prospect areas into which the overall project has been subdivided. If this occurs, then our current partners as a group and Chevron will then each hold a 50% interest in the lands and wells. The agreement provides that our company would also be the operator for the purposes of drilling each of these three test wells. If after we have drilled these three test wells the parties decide to continue exploration in any of the prospect areas, Chevron will have the right, at its option, to become the operator in place of our company. Beginning in mid-September, 2007, we began preliminary work on the 3-D seismic project data acquisition began October 15, 2007.

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

Under the farm-in agreement with Chevron, Chevron has a ‘call’ right to purchase any oil, gas or other hydrocarbons produced under the terms of the agreement at posted, competitive pricing.

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

Louisiana

At the South Krotz Springs project located in St. Landry Parish, the operator has completed drilling the Haas-Hirsch No. 1 Well (formerly known as the Haas-Hirsch Unit Well No. 60). The well encountered, based on mud log and electric log analyses, 2 commercial zones which could be productive for natural gas and condensate. The lower of the 2 zones, the Second Cockfield sand, was perforated and tested at rates of about 900 mcfd at 600 psi wellhead pressure. After a 17 hour flow period through a production test unit, the well was tied into a pre-existing flowline on location and gas sales commenced May 16, 2007. The well is currently producing and we are receiving revenues from sales of natural gas. The operator is considering a workover to complete the First Cockfield Sand and the potential for commingled production with the currently producing Second Cockfield sand. We currently estimate that the remainder of the drilling, completion and tie-in for this well should cost our company approximately $600,000 over the next 12 months.

We believe that further activity in Krotz Springs should involve the purchase and reinterpretation of existing seismic data. The reinterpretation of this data could result in the selection of other drilling locations in the 4,500 acre Krotz Springs Unit, and if so, an election to drill an additional well could be made during the next few months with drilling to follow. We estimate that our share of the costs of this additional well and activity over the next 12 months could be approximately $1,500,000.

Our “E” project in Louisiana involves the potential exploration of a subterranean structure. Current operations involve leasing of acreage over the structure that our partners believe may be prospective for oil, gas and/or condensate. After leasing is completed, we expect that our partners will consider acquisition of 3-D seismic data. If interpretation of the seismic data identifies prospective locations, exploration wells would be planned and drilled. We believe that it is unlikely that a well will be drilled during the 12 month period ending September 30, 2008. We anticipate that we will spend approximately $2,000,000 for our share of any leasing and seismic data acquisition and drilling planning during this 12 month period.

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

Other Activity

We expect to continue to investigate other opportunities within the oil and gas sector, both domestic and international, over the next 12 months. We anticipate that our costs for the investigation and analysis of opportunities over the next 12 months should be approximately $200,000. Unless we are successful in identifying a project or projects that are, in our opinion, worth pursuing, it is unlikely that we will incur significant project costs in the coming 12 month period.

Cash Requirements

We estimate that we will spend approximately $400,000 on general and administrative expenses over the next 12 months and working capital of approximately $7,000,000. Working capital requirements may increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any.

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

At August 31, 2007, we had a working capital deficiency of $680,424.

At August 31, 2007, our total assets of $3,132,683 consisted of current assets of $149,329 and oil and gas properties and other long term assets of $2,983,354. This compares with our assets at August 31, 2006 of $795,091 which consisted of cash and a deposit.

At August 31, 2007, our total liabilities were $829,753, compared to our liabilities of $18,658 as at August 31, 2006. The increase in these liabilities consisted primarily of trade payables.

On August 7, 2007, we closed a private placement of 363,636 units for gross proceeds of $200,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.55 per warrant share until the warrants expire on August 7, 2008.

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

Results of Operations.

We posted a loss of $568,626 for the nine month period ended August 31, 2007, as compared to a loss of $216,411 for the nine month period ended August 31, 2006, and losses of $1,019,250 from inception to August 31, 2007. Oil and natural gas revenues, net of royalties, were $76,595 for the nine months ended August 31, 2007 (nil for the nine months ended August 31, 2006). The principal component of our losses from inception has been general and administrative expenses. The principal components of our loss for the nine month period ended August 31, 2007 were general and administrative expenses, stock based compensation ($58,771 during the nine month period ended August 31, 2007 as compared to $64,591 during the nine month period ended August 31, 2006), in addition to the write-off of $253,217 as the result of the termination of our agreement with March Resources in respect of the Chile project (as compared to nil in write-offs for resource properties for the nine months ended August 31, 2006). Legal costs were $53,714 for the nine month period ended August 31, 2007, compared to $24,443 for the nine month period ended August 31, 2006. Accounting and audit costs were $72,316 for the nine month period ended August 31, 2007, compared to $24,365 for the nine month period ended August 31, 2006. Consulting fees increased to $56,980 during the nine month period ended August 31, 2007 from $44,981 for the nine month period ended August 31, 2006. Office expense increased to $36,911 for the nine month period ended August 31, 2007 compared to $15,976 for the nine month period ended August 31, 2006. Corporate expenses, including transfer agent fees, news release costs and stock exchange filing fees were $39,110 for the nine month period ended August 31, 2007 compared to $18,705 for the nine months ended August 31, 2006. Travel expenses for the nine month period ended August 31, 2007 were $42,565 compared to $23,830 for the nine month period ended August 31, 2006. Depletion and depreciation expense was $18,139 for the nine month period ended August 31, 2007 compared to nil for the nine month period ended August 31, 2006. Operating expense was $13,643 for the nine month period ended August 31, 2007 compared to nil for the nine month period ended August 31, 2006. These increases, aggregating $428,475, are due primarily to the increase in activity commencing upon the abandonment of our mineral resource properties, the shift in our business from mineral resources to oil and gas, and the change in management that lead to this shift, all of which took place during the first few months of calendar year 2006.

Product Research and Development

Our business plan is focused on a strategy of acquiring and maximizing the long-term exploration and development of oil and gas opportunities. To date, execution of our business plan has largely focused on assessing prospective oil and gas interests and acquiring the interests that we have acquired in California and Louisiana, as well as those that we recently failed to farm-in on in Chile. As our plans for these properties continue to develop based on leasing progress, results of initial wells and other exploration and related events that will evolve over time, we hope to structure and implement an exploration and development plan. In addition, we continue to look for additional properties of interest.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months.

Employees

We do not currently have any employees (other than our directors and officers who, at present, have not signed an employment or consulting agreement with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. We have an agreement with one consultant who performs general administrative and clerical functions for our company on an as-needed basis.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 will have on our financial position, results of operations, and cash flows.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

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

We have historically incurred losses, and through August 31, 2007 have incurred losses of $1,019,250 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

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

  Our future operating results,

  Our future capital expenditures,

  Our expansion and growth of operations, and

  Our future investments in and acquisitions of oil and natural gas properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  General economic and business conditions,

  Exposure to market risks in our financial instruments,

  Fluctuations in worldwide prices and demand for oil and natural gas,

  Fluctuations in the levels of our oil and natural gas exploration and development activities,

  Risks associated with oil and natural gas exploration and development activities,

  Competition for raw materials and customers in the oil and natural gas industry,

  Technological changes and developments in the oil and natural gas industry,

  Regulatory uncertainties and potential environmental liabilities, and the risks in the section of this quarterly report entitled "Risk Factors",

any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

For the first time since inception, during the nine month period ended August 31, 2007, we began to generate revenues from operations due to natural gas production from our well in Krotz Springs, Louisiana. This well commenced production in May 2007 and has generated oil and gas revenues, net of royalties, of $76,595 for the period beginning from commencement of production and ended August 31, 2007. We incurred a net loss of $568,626 for the nine month period ended August 31, 2007 and $216,411 for the nine month period ended August 31, 2006. We anticipate that we will continue to incur operating expenses partially offset by oil and gas revenues unless and until we find oil or natural gas in sufficient quantities as will enable us to realize a profit or until we sell a property for a profit. On August 31, 2007, we had cash of $29,342. At August 31, 2007, we had a working capital deficiency of $680,424. We estimate our average monthly operating expenses to be approximately $35,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $7,000,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $7,000,000 to fund our continued operations for the 12 month period ending August 31, 2008. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

We believe that we will require approximately $7,000,000 in additional funds to maintain or expand our oil and gas exploration activities over the next 12 months. We have historically raised funds required for this purpose from the sale of equity securities. While there can be no assurance that we will be able to raise any additional funds through the sale of our equity securities, any success may result in substantial dilution to our existing shareholders.

We are an early stage production company with a limited operating history implementing a new business plan

We are an early stage production company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan, having started in the oil and gas exploration and development industry in February of 2006. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If we cannot successfully implement our business plan and we are not able to operate profitably, you could lose some or all of your investment in our company.

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

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

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

There are significant title risks associated with the properties subject to our farm-out agreements.

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

We have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resource on the properties subject to our farm-out agreements.

There are numerous uncertainties inherent in estimating quantities of oil and natural gas resources, including many factors beyond our control, and no assurance can be given that the recovery of oil and natural gas resources will be realized. In general, estimates of recoverable oil and natural gas resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of oil and natural gas resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable oil and natural gas resources, the classification of oil and natural gas resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable oil and natural gas resources can be made at this time, if ever.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farm-out agreements and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

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

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Our directors and executive officers beneficially own a total of 7,692,860 shares of our company. They may sell some of these shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our directors and executive officers beneficially own a total of 7,692,860 shares of stock, which is 18.96% of the number of our shares of common stock that are currently issued and outstanding. Subject to all holding periods under applicable securities laws, our directors and executive officers will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Our by-laws contain provisions with respect to the indemnification of our directors and executive officers against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he/she is made a party by reason of his/her being or having been one of our directors or executive officers.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president and chief executive officer) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 31, 2007, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 7, 2007, we closed a private placement of 363,636 units for gross proceeds of $200,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.55 per warrant share until the warrants expire on August 7, 2008.

In the subscription agreement, we agreed that within 60 days after closing we would file with the Securities and Exchange Commission a registration statement on Form SB-2 registering for resale the common shares and the common shares underlying the common share purchase warrants comprising the units that were sold in this private placement.

We issued these Units to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

3.2	Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

3.3	Certificate of Change filed with the Nevada Secretary of State on December 21, 2004 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2004).

3.4	Certificate of Change filed with the Nevada Secretary of State on January 18, 2006 (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on January 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2006).

(4)	Instruments Defining the Rights of Security Holders

4.1	2006 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

(10)	Material Contracts

10.1	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007).

10.3	Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 13, 2006).

10.4	Investor Relations Consulting Agreement dated April 10, 2006 with Cypress Point Capital Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

10.5	Letter of Understanding with March Resources Corp. dated September 11, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2006).

10.6	Purchase and Sale Agreement with Aspire Capital, Inc. dated November 14, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007).

10.7

Seismic Option Farmin Agreement with Calstar Oil & Gas Ltd., Nomad Hydrocarbons Ltd., Nomad Hydrocarbons LLC, Daybreak Oil and Gas, Inc. and Consolidated Beacon Resources Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on July 13, 2007).

10.8	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004).

(31)	Section 302 Certifications

31.1	Section 302 Certification of John G.F. McLeod (filed herewith).

31.2	Section 302 Certification of Norman S. Johnson (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification of John G.F. McLeod (filed herewith).

32.2	Section 906 Certification of Norman S. Johnson (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA OIL & GAS CORPORATION

/s/ John McLeod
John McLeod, President, Treasurer, Secretary and Director
(Principal Executive Officer)

Date: October 22, 2007

/s/ Norman S. Johnson
Norman S. Johnson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 22, 2007