Form 10KSB
period 2007-11-30
CALIFORNIA OIL & GAS CORP
filed 2008-03-12
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [         ] to [          ]

Commission file number 333-50375

CALIFORNIA OIL & GAS CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#260, 600 – 6th Avenue SW, Calgary, Alberta	T2P 0S5
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (403) 261-1965

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange
Act).Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year $98,658

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

33,091,040 common shares @ $0.22 (1) = $7,280,029

(1) Average of bid and ask closing prices on February 14, 2008.

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

40,888,471 common shares issued and outstanding as of February 5, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

Item 1.        Description of Business.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “California Oil” mean California Oil & Gas Corporation, unless the context clearly requires otherwise.

Corporate Overview

Our principal business office is located at #260, 600 – 6th Avenue, SW, Calgary, Alberta, Canada T2P 0S5. Our telephone number is (403) 261-1965.

Our common stock is quoted on the OTC Bulletin Board under the symbol “COGC”.

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

In January, 2004 we purchased an option to acquire up to a 100% interest in a mineral property known as the Hit Property for $7,400, subject to a 2% net smelter royalty in favor of the grantor of the option. This property was located in Aspen Grove, British Columbia and consisted of 23 mineral claims over a total of approximately 1,543 acres. These claims were without known reserves. Although we lacked the funds required to pay the first option payment due in January, 2005, the grantor of the option gave us an extension until July 29, 2005. We were unable to raise funds to make the option payment on July 29, 2005 and, on October 1, 2005, the grantor of the option terminated the option because of our failure to make the option payment.

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

On January 16, 2006, as part of our restructuring plan to make our company more attractive for prospective financing or other transactions, 39,600,000 (post split) shares of common stock were returned to treasury. This decreased the issued and outstanding share capital from 74,418,000 (post split) shares of common stock to 34,818,000 (post split) shares of common stock.

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

On January 31, 2006, we changed our name to California Oil & Gas Corporation. We effected this name change by merging our newly created and wholly-owned Nevada subsidiary, named California Oil & Gas Corporation, into our company pursuant to an agreement and plan of merger dated January 26, 2006. This newly created subsidiary had been incorporated for the purpose of the merger. Our company, now called California Oil & Gas Corporation, was the surviving company in the merger, which was effected with the State of Nevada on January 31, 2006.

Our Current Business

We are an early stage production company engaged in the identification, acquisition and exploration of oil and natural gas properties. Since transitioning our focus from mineral resource properties to oil and natural gas properties in January of 2006, we have entered into letters of intent and agreements, all of which are discussed below in greater detail under the section entitled “Description of Properties”, whereby we have earned, or we hope in the future to earn, an interest in certain oil and gas properties located in California and Louisiana. Also as discussed below, we were party to a letter of understanding with March Resources Corporation whereby we had hoped to earn an interest in a project located in Chile, but this letter of understanding was terminated effective June 26, 2007.

Oil and Natural Gas Industry Overview

Oil and natural gas prices are currently at high levels. Based on worldwide supply and demand projections and the potential for instability in areas that currently provide a large proportion of the world’s petroleum, we believe that prices are likely to remain at high levels for the foreseeable future. We believe that this presents a tremendous opportunity for our company to grow quickly. We have assembled an experienced and senior team of professionals to evaluate, acquire and manage available prospects. The experience of this team and its ability to quickly and accurately evaluate prospects and subsequently apply modern exploration, development and production techniques should be key to our company’s success. A number of factors, including high product prices, the ease and availability of capital, and the influx of that capital into the oil and natural gas sector has resulted in tremendous competition for prospects, people, equipment and services in recent years. We believe that our planned ability to quickly and accurately assess opportunities worth pursuing, to negotiate the best possible terms and to attract the people, equipment and services required to finance and effect the projects should constitute a competitive advantage. Our goal is to grow our company and increase shareholder value in a favorable petroleum pricing environment. We believe a focus on oil and gas will result in success and growth through added reserves and cash flow which will, in turn, provide a base for further growth and increases in shareholder value.

Competition

The oil and natural gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and natural gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds.

Research and Development

Our business plan is focused on a strategy of the acquisition, exploration and development of oil and natural gas properties.

Government Regulations and Approval

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

Employees

We do not have any employees. Our directors and executive officers all provide operation services to the Company. We do not expect any material changes in the number of employees over the next 12 month period. We may enter into employment or consulting agreements with our directors and executive officers. We do and will continue to outsource contract employment as needed.

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

This annual report on Form 10-KSB contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

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

Risks Relating to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

During the year ended November 30, 2007, we began to generate revenues from operations due to natural gas production from our well in Krotz Springs, Louisiana. This well commenced production in May 2007 and has generated oil and gas revenues, net of royalties, of $98,658 for the period beginning at commencement of production and ending November 30, 2007. We incurred a net loss of $3,041,248 for the year ended November 30, 2007 and $324,151 for the year ended November 30, 2006. We anticipate that we will continue to incur operating expenses partially offset by oil and gas revenues unless and until we find oil or natural gas in sufficient quantities that will enable us to realize a profit or until we sell a property for a profit. On November 30, 2007, we had cash of $238,140. At November 30, 2007, we had a working capital deficiency of $636,862. We estimate our average monthly operating expenses to be approximately $50,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $5,000,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $5,000,000 to fund our continued operations for the 12 month period ending November 30, 2008. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended November 30, 2007, which are included in this annual report on Form 10-KSB. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

If we are able to obtain additional funding by selling our equity securities, our existing shareholders may suffer substantial dilution.

We believe that we will require approximately $5,000,000 in additional funds to maintain or expand our oil and gas exploration activities over the next 12 months. We have historically raised funds required for this purpose from the sale of equity securities. While there can be no assurance that we will be able to raise any additional funds through the sale of our equity securities, any success may result in substantial dilution to our existing shareholders.

We are an early stage production company with a limited operating history implementing a new business plan. If we are unable to successfully implement our business plan, our shareholders may lose some or all of their investment.

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

Our directors and executive officers are employed elsewhere and their time and efforts will not be devoted to our company full-time and our company may suffer or could under-perform or fail.

With the exception of John McLeod, who works for our company on a full-time basis, and Mel Trethart, who works for our company on a part-time basis, our directors and executive officers are employed in other positions with other companies. As a result, they manage our company on a part-time basis. Because of this, the management of our company may suffer and our company could under-perform or fail.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff, for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. If we cannot identify and acquire a property before it is identified and acquired by our competition or if, when we go to explore or develop a property we find that the investment community prefers to invest in properties owned by others with whom we compete, our business could fail.

There can be no assurance that we will identify and acquire additional oil and natural gas exploration properties. Even if we do acquire one or more of such properties, there can be no assurance that we will discover oil or natural gas in any commercial quantity thereon.

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

There are significant risks associated with the properties subject to our farm-out agreements.

In the event that we or our operating partners do not meet regulated expenditure requirements or development conditions to convert permits to leases or obtain an extension of development requirements, the right to explore or participate may be lost. If we cannot raise the funds required of our company pursuant to an operating agreement, our right to participate in the project could be lost and any money previously invested could be forfeit. If this happens, our business could be adversely impacted.

There are significant title risks associated with oil and gas properties.

We believe that we or our operating partners have good and proper right, title and interest in and to the permits and leases that we intend to exploit. However, we have not obtained title opinions on all of our interests or the interests of the operating partnership. Even with respect to interests where we have obtained or will in the future obtain title opinions, the opinions may be subject to unregistered claims. Accordingly, ownership of our oil and natural gas exploration rights could be subject to prior unregistered agreements or interests or undetected claims or interests.

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

Item 2.        Description of Property.

Principal Offices

Our administrative mailing office is located at Suite 260, 600 – 6th Avenue SW, Calgary, Alberta, Canada, T2P 0S5 and our telephone number is 403.261.1965. Our office is rented on a month to month sub-lease basis at a cost of $2,000 per month. The monthly rent that we pay will increase from $2,000 to $3,000, effective June 1, 2008. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Projects

California

To date, our partners in the East Slopes project have leased over 18,000 acres of mineral property in four prospect areas. During the next six months, these partners intend to acquire 3-D seismic data covering three of these four areas.

On July 9, 2007 we, together with the other participants in the East Slopes project, entered into a seismic option farm-in agreement dated for reference June 21, 2007 with Chevron U.S.A. Inc. granting to Chevron an option to farm-in to a 50% interest in the East Slopes project if Chevron funds a High Definition 3-D Exploration Seismic Survey over a project area in the San Joaquin area of Southern California consisting of approximately 22,500 acres. The project area is comprised of 19,000 gross acres of mineral leaseholds to be contributed by our current partners and approximately 3,500 gross acres of mineral leaseholds to be contributed by Chevron, all of which has been subdivided into three prospect areas. Under the terms of the agreement, Chevron has the right, but is not obligated, to fund the high definition 3-D exploration seismic survey over the project area. The agreement provides that if Chevron chose to fund the survey, our company would act as the operator. The agreement also provides that if the survey is shot and the data is acquired, processed and delivered to the other parties to the agreement, Chevron will have earned 50% of the interest held by our partners in the 19,000 gross acres of mineral leaseholds contributed by them. If this occurs, our current partners will have the option to farm-in to a 50% interest in the 3,500 gross acre area contributed to the project by Chevron by drilling four initial test wells on what all of our partners mutually agree are the best exploration prospects. If this occurs, then our current partners as a group and Chevron will then each hold a 50% interest in the lands and wells. The agreement provides that our company would also be the operator for the purposes of drilling each of these four test wells. If after we have drilled these four test wells the parties decide to continue exploration in any of the prospect areas, Chevron will have the right, at its option, to become the operator in place of our company for the production phase. Beginning in mid-September, 2007, we began preliminary work on the 3-D seismic project and data acquisition begun October 15, 2007. Field data acquisition for the 35.2 square mile seismic survey has been completed and the data are being processed. Preliminary interpretation of the first processed results has commenced. With the exception of the 50% working interest recently acquired in 320 acres of leases in the Dyer Creek area, our company does not currently own any interest in this Eastern Slopes project. We have previously entered into a farm-in agreement with our current partners that gives us our ability to earn an interest. Under this agreement, and following interpretation of the seismic data derived from the High Definition 3-D Exploration Seismic Survey, we will have the option to earn a 12.5% interest (after recovery of 200% of costs) in the seismic area leases and wells by paying 25% of the cost of three wells in each of the three prospect areas covered by the seismic survey.

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

Our company, in partnership with Consolidated Beacon Resources Ltd, acquired from third parties a 50% interest in 320 acres of oil and gas leases in each of the Dyer Creek and Southeast Edison fields in the San Joaquin Basin in California. The Dyer Creek acreage (50% working interest) is within the area covered by the 3-D seismic survey and is subject to the Chevron farm-in. The Southeast Edison leases (50% working interest) are outside all areas of mutual interest. Both fields were productive in the 1940’s and were abandoned.

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

The cost of the Krotz Springs well in Louisiana was significantly over budget. As a result, our share of the well drilling and completion costs increased from the original estimate of $1,000,000 to $2,286,287. We have paid $1,768,239 of this amount to the operator and $518,048 remains outstanding as at February 15, 2008. The operator has demanded payment of the balance. We do not currently have the resources available to pay the operator the balance due and we have assigned our share of revenue from the well to the operator to reduce the outstanding amount owing. The operator continues to demand payment of the overdue balance.

The well is currently producing. For the period May – November 2007 the revenues from this well, net of royalty, were $98,658. We believe that there will be no activity at Krotz Springs during the next 12 months. The Company has written down its investment in Krotz Springs by $2,037,000 as at November 30, 2007.

Our “E” project in Louisiana involves the potential exploration of a subterranean structure. Current operations involve leasing of acreage over the structure that our partners believe may be prospective for oil, gas and/or condensate. After leasing is completed, we expect that our partners will consider acquisition of 3-D seismic data. If interpretation of the seismic data identifies prospective locations, exploration wells might be planned and drilled. We believe that it is unlikely that a well will be drilled during the 12 month period ending February 28, 2009. The project is currently on hold and we anticipate only minimal expenditures over the next 12 months.

Chile

On May 15, 2007, we received a cash call from March Resources Corp. as contemplated in our Letter of Understanding with March Resources dated September 11, 2006. We did not remit the cash requested and, on June 26, 2007, March Resources sent us notice that we had failed to comply with our obligations under that Letter of Understanding and, as a result, that they were terminating the Letter of Understanding and retaining our $250,000 deposit. The Company has written down its $253,000 investment in Chile as at November 30, 2007.

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

Item 4.        Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended November 30, 2007.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the name “California Oil & Gas Corporation” and under the symbol “COGC”.

On May 27, 2004, our common stock received approval for quotation on the Over-the-Counter Bulletin Board under the name “Ucluelet Exploration Corp.” and under the symbol “UCLU”. On February 7, 2006, our company merged with its wholly-owned subsidiary, California Oil & Gas Corporation, and changed its name to California Oil & Gas Corporation and commenced trading under the symbol “COGC”.

The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended November 30, 2007 and 2006. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
February 28, 2006	$1.33	$0.17
May 31, 2006	$1.93	$0.40
August 31, 2006	$1.50	$0.55
November 30, 2006	$1.29	$0.53
February 28, 2007	$0.75	$0.545
May 31, 2007	$0.84	$0.52
August 31, 2007	$0.82	$0.407
November 30, 2007	$0.68	$0.25

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On February 5, 2008 the shareholders’ list of our common shares showed 31 registered shareholders and 40,888,471 shares outstanding.

As of November 30, 2007 the following options or warrants to purchase, or securities convertible into, our common shares were outstanding:

  1,428,620 share purchase warrants exercisable at a price of $1.00 until May 26, 2008;

  416,667 share purchase warrants exercisable at a price of $0.75 until August 12, 2008;

  300,000 stock options exercisable at a price of $0.85 until April 10, 2008.

  909,091 share purchase warrants exercisable at a price of $0.65 until April 8, 2009;

  363,636 share purchase warrants exercisable at a price of $0.75 until August 7, 2008;

  315,791 share purchase warrants exercisable at a price of $0.67 until November 1, 2008.

  2,500,000 stock options exercisable at a price of $0.40 until November 20, 2012.

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On March 20, 2006, we closed a private placement with two offshore investors for an aggregate of 2,220,000 units, with each unit consisting of one common share and one-half of one common share purchase warrant, at a price of $0.45 per unit, for gross proceeds of $999,000. Each full warrant entitles the holder thereof to purchase one additional common share at a price of $0.55 per share for a period of one year. The subscription agreements with respect to this private placements were delivered and signed outside of the United States, and the units will be issued outside of the United States to two persons who are not U.S. persons (as that term is defined in Regulation S promulgated under the Securities Act of 1933). In entering into these subscription agreements and in issuing the securities we are and will be relying on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933.

On April 10, 2006, we granted stock options to a consultant of our company to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.85 per share, exercisable until April 26, 2008. The options are subject to vesting provisions to be set forth in a stock option agreement to be entered into with the consultant. The consultant is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), these options were issued in an offshore transaction and we relied on the registration exemption established by Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 27, 2006, we closed a private placement of 1,428,620 Units for gross proceeds of $1,000,034. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.00 per warrant share for a period of eighteen months. We issued the Units to four non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933.

On February 12, 2007, we closed a private placement of 833,333 Units for gross proceeds of $500,000. Each Unit consists of one common share and one-half of one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $0.75 per warrant share for a period of eighteen months.

We issued the Units to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933.

On April 9, 2007, we closed a private placement of 909,091 Units for gross proceeds of $500,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $0.65 per warrant share for a period of twenty-four months.

We issued the Units to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933. On August 7, 2007, we closed a private placement of 363,636 units for gross proceeds of $200,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.75 per warrant share until the warrants expire on August 7, 2008. We issued these Units to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which we relied on Regulation S promulgated under the Securities Act of 1933.

On November 1, 2007, we sold an aggregate of 315,791 units of our company to four investors in a private placement at a price of $0.57 per unit for aggregate proceeds of US$180,001. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of US$0.67 per warrant share until the warrants expire on October 31, 2009. One of the investors is a director of our company, a U.S. person and an accredited investor. In closing the sale to this director we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of that Act and Rule 506 of Regulation D promulgated thereunder. None of the other three investors is a U.S. person. One of these is a corporation owned by one of our directors, the second of these is the wife of one of our executive officers and the third is a consultant to our company. In closing the private placement with these three investors we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On November 20, 2007, we granted stock options to directors, officers and consultants of our company to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.40 per share, exercisable until November 20, 2012. These options will vest as to 33% on the date of grant, 33% six months after the date of grant and the balance on the one year anniversary of the date of grant. We issued these stock options to four (4) persons that are not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one (1) U.S. resident relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. Three of the four persons that are not U.S. persons are directors or executive officers of our company, while the fourth person is a consultant to our company. The one U.S. person is a director of our company.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the stock option plans described below.

Stock Option Plan

On April 26, 2006, our directors adopted the 2006 stock option plan for our employees and consultants, reserving a total of 3,000,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of November 30, 2007, 300,000 options have been granted to employees, directors and officers of our company under the 2006 stock option plan and 2,700,000 options were available for future grant under this plan.

On November 20, 2007, our directors adopted the 2007 nonqualified stock option plan for our employees and consultants, reserving a total of 4,000,000 shares of its common stock for issuance pursuant to grants to be made under the stock option plan. As of November 30, 2007, 2,500,000 options have been granted to employees, directors and officers of our company under the 2007 nonqualified stock option plan and 1,500,000 options were available for future grant under this plan.

The purpose of the 2006 stock option plan and the 2007 nonqualified stock option plan is to retain the services of valued key employees and consultants of our company and such other persons as shall be selected in accordance with the 2006 stock option plan or the 2007 nonqualified stock option plan, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of the shareholders of our company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants.

The exercise price of shares subject to any option must be at least 100% of the fair market value of the shares on the date of grant. The maximum term of any stock option is 5 years from the date the option is granted.

The following table summarizes certain information regarding our equity compensation plan as at November 30, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	2,800,000	$0.42	4,200,000
Total	2,800,000	$0.42	4,200,000

Item 6.        Management’s Discussion and Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We anticipate that we will require up to $5,000,000 for the 12 months ending November 30, 2008 for general and administrative expenses and for property exploration and drilling.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

General Administration

We anticipate spending approximately $600,000 on general and administration costs in the next 12 months. These costs will consist primarily of rent and facility support expenses as well as finance and administrative support compensation but excluding legal fees and auditor’s fees.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Financial Condition, Liquidity and Capital Resources

From the date of inception on June 21, 2002, to the date we abandoned our mineral exploration business, we were engaged in the acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At November 30, 2007, we had a working capital deficiency of $636,862.

At November 30, 2007, our total assets of $2,429,235 consisted of current assets of $1,502,338 and oil and gas properties and other long term assets of $926,897. This compares with our assets at November 30, 2006 of $1,728,961 which consisted of consisting of current assets, and oil and gas properties and other long term assets.

At November 30, 2007, our total liabilities were $2,139,200, compared to our liabilities of $156,088 as at November 30, 2006. The increase in these liabilities consisted primarily of trade accounts payable and debentures issued in fiscal 2007.

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

Cash Requirements

We estimate that we will spend approximately $600,000 on general and administrative expenses over the next 12 months and working capital of approximately $5,000,000. Working capital requirements may increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Twelve Month Period Ending November 30, 2008
California Projects	$3,800,000

Acquisitions	$600,000
General and Administrative	$600,000
Total	$5,000,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We have historically incurred losses, and through November 30, 2007 have incurred losses of $3,491,872 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
California Oil & Gas Corp
Alberta, Canada

We have audited the accompanying balance sheet of California Oil & Gas Corp. (the “Company”) as of November 30, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Oil & Gas Corp. as of November 30, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
February 29, 2008

California Oil & Gas Corporation

BALANCE SHEET

November 30, 2007

ASSETS
Current assets
Cash	$238,140
Trade receivable, net	83,367
Joint interest billings receivables	1,134,581
Restricted cash - certificates of deposit	30,000
Deposits	16,250
Total current assets	1,502,338

Long term assets
Oil and gas properties, net (successful efforts method)	924,778
Property and equipment, net	2,119
926,897

Total Assets	$2,429,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,964,200
Debentures, related parties	175,000
Total current liabilities	2,139,200

Total liabilities	2,139,200

Shareholders' equity
Common Stock - $.001 par value, 600,000,000 shares
authorized, 40,888,471 issued and outstanding	40,889
Additional paid in capital	3,741,018
Accumulated deficit	(3,491,872)
Total shareholders' equity	290,035

Total Liabilities & Shareholders' Equity	$2,429,235

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEM ENTS OF OPERATIONS

	For the years ended
	November 30,
	2007	2006

REVENUES
Gas sales, net of royalty	$98,658	$-

EXPENSES
Production costs	30,419	-
General & administrative	287,530	219,217
Depletion and depreciation	170,874	435
Impairment of oil and gas properties	2,290,049	-
Stock based compensation	361,182	104,979
Total expenses	3,140,054	324,631

Operating loss	(3,041,396)	(324,631)

Other income
Interest income	148	480
Net loss	$(3,041,248)	$(324,151)

Net loss per share
Basic and diluted	$(0.08)	$(0.01)

Weighted average shares outstanding
Basic and diluted	39,866,779	42,357,820

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEM ENTS OF CASH FLOWS

	For the years ended November 30,
	2007	2006
Cash flows from operating activities
Net loss	$(3,041,248)	$(324,151)
Adjustments to reconcile net loss to cash
used by operating activities
Depreciation and depletion	170,874	435
Impairment of oil and gas properties	2,290,049	-
Stock based compensation	361,182	104,979
Net changes in :
Deposits	83,750	(100,000)
Joint interest billing receivables	(1,065,925)	(68,657)
Trade receivables	(83,367)	-
Investment in certificate of deposit	(30,000)	-
Accounts payable and accrued liability	1,221,825	151,072
Net cash flows used in operating activities	(92,860)	(236,322)
Cash flows from investing activities
Acquisition of oil and gas properties	(1,949,820)	(599,064)
Acquisition of property and equipment	(910)	(2,173)
Deposits long term	-	(250,000)
Net cash flows used in investing activities	(1,950,730)	(851,237)

Cash flows from financing activities
Proceeds from sale of common shares, net	1,397,228	1,796,371
Proceeds from debentures, related parties	175,000	-
Net cash flows provided by financing activities	1,572,228	1,796,371

Increase (decrease) in cash	(471,362)	708,812

Cash, beginning of period	709,502	690

Cash, end of period	$238,140	$709,502
Net cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash transactions:
Oil and gas properties financed with accounts payable	$586,287	$-
Deposits reclassified to oil & gas properties	$250,000	$-
Forgiveness of shareholder advances	$-	$8,800

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the years ended November 30, 2007 and 2006

						Total
			Additional			shareholders'
	Common Stock		paid-in	Subscription	Accumulated	equity
	Shares	Amount	capital	receivable	deficit	(deficit)
		$	$	$	$	$
Balance,
November 30, 2005	74,418,000	74,418	38,929	-	(126,473)	(13,126)
Restructure	(39,600,000)	(39,600)	39,600	-	-	-
Stock based compensation	-	-	104,979	-	-	104,979
Forgiveness of debt	-	-	8,800	-	-	8,800
Issuance of common stock
and warrants for cash	3,648,620	3,649	1,892,584	(99,862)	-	1,796,371
Net loss	-	-	-	-	(324,151)	(324,151)
Balance,
November 30, 2006	38,466,620	38,467	2,084,892	(99,862)	(450,624)	1,572,873
Stock based compensation	-	-	361,182	-	-	361,182
Issuance of common stock
and warrants for cash	2,421,851	2,422	1,294,944	99,862	-	1,397,228
Net loss	-	-		-	(3,041,248)	(3,041,248)
Balance,
November 30, 2007	40,888,471	40,889	3,741,018	-	(3,491,872)	290,035

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

1.	Summary of Accounting Policies

a) Nature of Business

California Oil & Gas Corporation (the “Company”) was incorporated in Nevada on June 21, 2002. The Company is engaged in the acquisition and exploration of oil & gas properties located in North and South America. During the quarter ended August 31, 2007, management determined it was no longer necessary to continue reporting as an exploration stage company. As such cumulative inception to date information is no longer included.

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

c) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable and collectibility is probable.

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

f) Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The balance of the allowance for doubtful accounts as of November 30, 2007 is $0.

g) Oil and Natural Gas Properties

The Company accounts for oil and natural gas properties by the successful efforts method. Leasehold acquisition costs are capitalized. If proven reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Under this method of accounting, costs relating to the development of proved areas are capitalized when incurred.

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate their carrying value may not be recoverable. The Company assesses impairment of capitalized costs of natural gas and oil properties by comparing net capitalized costs to estimated undiscounted future net cash flows using expected prices. If net capitalized costs exceed estimated future discounted cash flows, no impairment is deemed necessary. The Company recognized an impairment in fiscal 2007 of $2,290,000 related to the write down of the Chilean property ($253,000) and the Krotz Springs, Louisiana well ($2,037,000).

h) Property and Equipment

Property and equipment other than oil and natural gas properties is carried at cost. Depreciation is provided principally on the straight-line method over the useful lives as follows:

Furniture and equipment	3 – 7 years

Vehicles	5 years

Impairment losses are recorded on property and equipment used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses related to property and equipment have been recorded since inception.

i) Asset retirement obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset. Conditional asset retirement obligations meet the definition of liabilities and are recognized when incurred if their fair values can be reasonably estimated.

Asset retirement obligation expenditures are classified as cash used in operating activities in the statement of cash flows, when recorded.

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

j) Environmental

The Company's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable.

k) Stock based compensation

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on March 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the second quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of March 1, 2006. The determination of compensation cost to be recognized in connection the unvested options is based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to March 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For all quarters after the first quarter of fiscal 2006, compensation costs includes costs for all shares based payments based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

 l) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and receivables.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $100,000 Canadian per account ($100,000 USD as at November 30, 2007). As of November 30, 2007, the Company’s cash balance exceeded the federally insured limit by $138,140. No loss has been incurred related to this concentration of cash.

All of the Company’s revenue during the year ending November 30, 2007 is from one source. Approximately 95% of the Company’s Joint Interest Billings Receivable are from one joint venture partner.

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

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently analyzing the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141"). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the financial condition or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

2.	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,041,248 and $324,151 for the years ended November 30, 2007 and 2006, and has an accumulated deficit of $3,491,872 at November 30, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company is working to secure additional financing to fund its oil and gas exploration activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company’s will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may be required to curtail its operations.

3.	Oil and Gas Properties

The Company’s investments in oil and gas properties (net) includes gross costs of $3,385,171, accumulated depletion of $170,344 and impairment of $2,290,049 as of November 30, 2007, comprised of working interests in projects in Louisiana and California.

The Company projects additional investment totaling $600,000 and $3,800,000 will be required during the next twelve months in order to maintain its working interest in its investments in Louisiana and California, respectively.

The Company previously invested in a project in Chile, which has been fully written off as a result of management’s decision to withhold further investment and forego its interest in the project.

Further discussion of the Company’s investment in oil and gas properties is as follows:

Louisiana

The Company’s undeveloped leasehold acquisition costs in Louisiana approximate $495,000. The Company has an 18.25% working interest in an operation in Krotz Springs, LA (“Krotz Springs”) into which it has invested approximately $2,300,000 as of November 30, 2007, of which $518,000 relates to an invoice from the Operator that has been recorded by the Company at November 30, 2007, but for which payment has not been made.

The Operator has made a written demand for payment of this additional investment by the Company. The Company has not yet paid this amount and may be subject to forfeiture of its investment, although management deems such forfeiture unlikely at this time. As partial settlement with the Operator the Company has assigned all revenues to the Operator until past due invoices are paid in full.

The Company’s working interest investment in Krotz Springs includes approximately $263,000 of costs relating to a small, producing zone of the well for which reasonable reserves estimates

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

cannot be determined. The Company has recorded depletion of approximately $170,000 in connection with this well. The Company’s remaining $2,037,000 investment in Krotz Springs has been written off as at November 30, 2007.

California

The Company has invested approximately $329,000 toward leasehold acquisition costs related to its 50% working interest in certain unproven Dyer Creek and Southeast Edison leaseholds in the San Joaquin Basin.

Further, the Company has no present investment in, but does have a farm-in agreement option on, an Eastern Slop project for which preliminary work on the 3-D seismic and data acquisition began in October, 2007. Under the farm-in agreement, the Company can acquire a 12.5% working interest, after recovery of 200% of the costs, by paying 25% of the cost of the three wells in each of the three prospect areas covered by the seismic survey.

Chile

In September 2006 the Company entered into a letter of understanding through which the Company would have the right to earn a 50% interest in an exploration and development program in Pica North Block in the Tamarugal Basin of Northern Chile. As of November 30, 2006 the Company had advanced a deposit of $250,000 to the Operator, March Resources Corp. (“March”).

On May 15, 2007, the Company received a cash call from March as contemplated in our Letter of Understanding with March dated September 11, 2006. We did not remit the cash requested and, on June 26, 2007, March Resources sent the Company notice that we had failed to comply with our obligations under that Letter of Understanding and, as a result, that they were terminating the Letter of Understanding and retaining our $250,000 deposit. The Company has written down the $250,000 deposit in fiscal 2007.

To date the Company has invested $253,000 in Chile for lease acquisition, all of which was written down in fiscal 2007.

Other properties

To date the Company has invested $8,000 in lease acquisition costs in other properties ($8,000 in fiscal 2007).

4.	Income Taxes

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following for the years ending November 30:

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

	As at November 30,
	2007	2006
Federal income tax benefit
attributed to:

Current Operations	$340,000	$110,000
Temporary difference - impairment	692,000	-
Less, Change in valuation allowance	(1,032,000)	(110,000)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2007	2006

Deferred tax attributed :
Net operating loss carryover	$495,000	$153,000
Reserve for impairment	692,000	-
Less, Change in valuation allowance	(1,187,000)	(153,000)
Net deferred tax asset	$-	$-

At November 30, 2007, the Company had an unused net operating loss carryover approximating $1,455,000 that is available to offset future taxable income; it expires beginning in 2022.

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

5.	Equity Common Stock

On November 1, 2007 the Company closed a private placement receiving gross proceeds of $180,001 for 315,791 units at $0.57 per unit. Each unit consists of one share of common stock and one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.67 for a period of 12 months from the date of closing. The relative fair value of the share purchase warrants was $54,431.

On August 7, 2007 the Company closed a private placement receiving gross proceeds of $200,000 for 363,636 units at $0.55 per unit. Each unit consists of one share of common stock and one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.75 for a period of 12 months from the date of closing. The relative fair value of the share purchase warrants was $61,884.

On April 9, 2007 the Company closed a private placement receiving gross proceeds of $500,000 for 909,091 units at $0.55 per unit. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.65 for a period of 24 months from the date of closing. The relative fair value of the share purchase warrants was $201,827.

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

On February 12, 2007 the Company closed a private placement receiving gross proceeds of $500,000 for 833,333 units at $0.60 per unit. Each unit consists of one share of common stock and one half of one share purchase warrant. A whole warrant entitles the purchaser to purchase an additional common share at a price of $0.75 for a period of 18 months from the date of closing. The relative fair value of the share purchase warrants was $113,893.

The February, April and August 2007 private placements all require the Company to file a registration statement with the SEC within 60 days of closing. In addition the Company shall use commercially reasonable efforts to obtain and maintain effectiveness of those registration statements. As of November 30, 2007 the Company was not in compliance with these requirements. No penalty or damages are due related to this non-compliance. Management does not expect to incur any loss related to this non-compliance, and no loss reserve is recorded as of November 30, 2007.

On November 27, 2006 the Company announced that it has completed a private placement in which it sold 1,428,620 units at a price of US $0.70 per unit for gross proceeds of US $1,000,034. Each unit consisted of one common share and one share purchase warrant that entitles the holder to purchase one additional common share at an exercise price of US$1.00 for a period of 18 months after closing.

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

As of November 30, 2007 there were 40,888,471 common shares issued and 47,355,609 common shares, on a diluted basis.

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

Share Purchase Warrants

	Warrants	Exercise Price	Expiry Date
Balance November 30, 2005	-
Issued March 20, 2006	1,110,000	$0.55	March 19, 2007
Issued November 27, 2006	1,428,620	$1.00	May 26, 2008
Balance November 30, 2006	2,538,620

Expired March 19, 2007	(1,110,000)
Issued February 12, 2007	416,667	$0.75	August 12, 2008
Issued April 9, 2007	909,091	$0.65	April 8, 2009
Issued August 7, 2007	363,636	$0.75	August 7, 2008
Issued November 1, 2007	315,791	$0.67	November 1, 2008
Balance November 30, 2007	3,433,805
Exercisable November 30, 2007	3,433,805

Stock Options

On November 20, 2007, the Company granted stock options to directors, officers and consultants of our company to purchase up to an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.40 per share, exercisable until November 20, 2012. These options will vest as to 33% on the date of grant, 33% six months after the date of grant and the balance on the one year anniversary of the date of grant.

On November 20, 2007, the Company’s board of directors adopted the 2007 Nonqualified Stock Option Plan, the purpose of which is to encourage and enable our directors, officers and consultants to acquire a proprietary interest, or increase their proprietary interest, in our company. The 2007 Nonqualified Stock Option Plan provides for the grant of options to purchase up to 4,000,000 shares of our common stock. As of November 30, 2007, 2,500,000 options had been granted under this plan.

Effective April 26, 2006, the Company adopted the 2006 Stock Option Plan (the “Plan”), under which the Company may grant a total of 3,000,000 common stock options to key employees and consultants. As of November 30, 2007, 300,000 options had been granted under this plan.

	Shares	Exercise price

Opening Balance, November 30, 2005	-

Issued April, 2006	300,000	$0.85

Balance November 30, 2006	300,000	$0.85

Issued November, 2007	2,500,000	$0.40

Balance November 30, 2007	2,800,000	$0.42

Exercisable as at November 30, 2007	1,133,333	$0.44

California Oil & Gas Corporation

Notes to the Financial Statements November 30, 2007

The fair market value of the 2,500,000 options issued in November 2007 is valued $838,212 and is being expensed ratably over the three year vesting period. Stock based compensation of $361,182 and $104,979 was expensed during the year ended November 30, 2007 and November 30, 2006 respectively. The fair market value of the options was calculated using the Black-Scholes option pricing as follows:

	2007	2006

Risk free interest rate (%)	3.36	3.40

Volatility (%)	137	138

Expected life (years)	3	2.0

6.	Related Party Transactions

On October 11, 2007 the Company entered into two $100,000 convertible debenture agreements, with Officers of the Company. These convertible debentures have a one year term with an interest rate of 6% per annum. As at November 30, 2007 the balance owing was $175,000. In December 2007 the Company was advanced the final $25,000. The Company has the option to repay these debentures at any time during the one year term. The debenture holders have the option to convert the debenture to common shares of the Company at a fixed price of $0.75 per share based on the outstanding amount of the debenture at the time of conversion.

Two of the Company’s officers are also officers or directors of Consolidated Beacon Resources Ltd. (“KBC”). KBC is a joint venture partner with the Company in the California prospects and is publicly traded in Canada on TSX Venture Exchange under the symbol KBC-V. As of November 30, 2007 the Company had a receivable balance due from KBC of $12,811.

7.	Commitments

The Company is the operator and is committed to a $1,750,000 initial contribution towards 50% of the cost of the second California project. After the initial contribution the Company will be responsible for 25% of all future costs.

8.	Subsequent events

On January 24, 2008 the Company announced that it had executed a Letter of Intent with Consolidated Beacon Resources Ltd. ("Beacon") to acquire the majority of their assets in the San Joaquin basin in Southern California for a combination of cash, the Company’s common shares and warrants.

This acquisition will increase the Company’s interest in the Bakersfield area of the San Joaquin Basin. Included in the acquisition are interests in oil and gas leases within the 35.2 square mile seismic survey recently completed with partners in the East Slopes Project. There are additional leases in the East Slopes North Area as well as a portion of the additional acreage acquired jointly with the Company as announced November 20, 2007.

Total consideration to Beacon will be CDN$1,250,000 in a combination of cash, common shares, and warrants of the Company. The effective date of the proposed transaction is February 1, 2008, with closing anticipated March 10, 2008, or such other date as agreed by the parties. The offer is subject to approval by the regulatory authorities having jurisdiction, approval of the final Purchase and Sale Agreement by the boards of directors of both the Company and Beacon, and by the shareholders of Beacon.

California Oil & Gas Corporation

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

California Oil & Gas Corporation

Capitalized Costs relating to Oil and Gas Producing Activities as at November 30, 2007:
	2007
Proved properties	$-
Mineral interests	-
Wells, equipment and facilities	262,884
Total proved properties	262,884
Unproved properties	-
Mineral interests	3,122,287
Uncompleted wells, equipment and facilities	-
Total unproved properties	3,122,287

Less: accumulated depreciation, depletion, impairment and
amortization	(2,460,393)
Net capitalized costs	$924,778

Costs incurred in Oil and Gas Producing Activities for the
Years Ended November 30, 2007 and 2006:
	2007	2006
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	154,243	599,064
Development costs	-	-
Exploration costs	2,631,864	-
Total costs incurred	$2,786,107	$599,064

Results of Operations for Oil and Gas Producing Activities
for the Years Ended November 30, 2007 and 2006:
	2007	2006
Production revenues	$98,658	$-
Production costs	(30,419)	-
Depreciation, depletion, impairment and amortization	(2,460,393)	-
Results of operations for producing activities (excluding
corporate overhead and interest costs)	$(2,392,154)	$-

The Company’s proved oil and natural gas reserves have been estimated by management. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The

California Oil & Gas Corporation

reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. Proved reserves as of November 30, 2007 and 2006 are summarized in the table below:

Proved Developed and Undeveloped Natural Gas and Oil
Reserves as November 30, 2007 and 2006 (Mcf):
	2007	2006
Proved developed reserves - beginning of period	-	-
Petroleum and natural gas lease acreage acquired	-	-
Extensions, discoveries and improved recovery	23,000	-
Production	(7,776)	-
Revisions of previous estimates	-	-
Proved developed reserves - end of period	15,224	-

Proved undeveloped reserves - end of period	-	-

Standardized Measure of Discounted Future Net Cash Flows
at November 30, 2007 and 2006:
	2007	2006
Future cash inflows	$219,301	$-
Future production costs	(121,500)	-
Future development costs	-	-
Future income taxes	-	-
Future net cash flows	97,801	-
10% annual discount for estimated timing of cash flows	6,734	-
Standardized measure of discounted future net cash flows:	$91,067	$-

Changes in Standardized Measure of Discounted Future Net
Cash Flows at November 30, 2007 and 2006:
	2007	2006
Beginning of period	$-	$-
Petroleum and natural gas lease acreage acquired	91,067	-
Revisions of quantity estimates	-	-
Changes in prices and production costs	-	-
Changes in estimated future development costs	-	-
Net change in income taxes	-	-
Timing and other	-	-
End of Period	$91,067	$-

Item 8.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.     Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of November 30, 2007, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Item 8B.     Other Information

None.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at February 5, 2008, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
John G. F. McLeod	President, Secretary, Treasurer and Director	61	November 3, 2005
Ernie Pratt	Director	58	April 26, 2006
Mel Trethart	Director	65	May 1, 2006
Norman S. Johnson	Chief Financial Officer	53	May 1, 2006

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed

John G.F. McLeod, President, Secretary, Treasurer and Director

Mr. McLeod became a director of our company on November 3, 2005. We appointed him our president, secretary and treasurer on January 18, 2006.

Mr. McLeod has over 37 years experience in varied resource extraction projects with particular emphasis on international oil and gas management, exploration and development and establishing and maintaining relations with investors and the financial community. From 2005 through March 2007, Mr. McLeod was the president and chief executive officer of ONCO Petroleum Inc., a private Ontario company. From 2001 to 2005, he was president, chief executive officer, vice president, operations and a director of Rally Energy Corp., a company listed on the TSX Venture Exchange.

Mr. McLeod is a member of the board of directors of the following public companies: Heritage Oil Corporation (TSX: HOC); Paris Energy Inc., (TSX-V: PI); Diaz Resources Ltd. (TSX-V: DZR); Tuscany Energy Ltd., (TSX-V: TUS);Consolidate Beacon Resources Ltd.(TSX-V: KBC) and Keeper Resources Inc. (TSX-V: KEE).

Mr. McLeod is a Professional Engineer (currently the elected president of the Association of Professional Engineers, Geologists and Geophysicists of Alberta) who has previously held various senior management positions with a number of public exploration companies including the positions of president and chief executive officer with Arakis Energy Corporation, Rally Energy Corp. and Canoro Resources Inc.

Ernie Pratt, Director

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

Mel Trethart, Director

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

Norman S. Johnson, Chief Financial Officer

Mr. Johnson was appointed as our chief financial officer on May 1, 2006.

Mr. Johnson has over 30 years of energy sector experience and has held senior managerial positions in both financial and administrative roles with publicly traded and privately held corporations.

Mr. Johnson is currently the chief financial officer for Consolidated Beacon Resources Ltd. a publicly traded oil and gas company listed on the TSX Venture Exchange. Mr Johnson was formerly an officer of a number of publicly traded companies including Highview Resources Ltd., Constellation Oil and Gas Company and Arakis Energy Corp.

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

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

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

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: California Oil & Gas Corporation, #260, 600 – 6th Avenue SW, Calgary, Alberta, Canada T2P 0S5

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John G.F. McLeod Ernie Pratt	1(1) 1(1)	1 1	Nil Nil
Mel Trethart Norman S. Johnson	1(1) 2(1)	2 19	Nil Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

Item 10.      Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2007 who had total compensation exceeding $100,000; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended November 30, 2007, 2006 and 2005, are set out in the following summary compensation table:
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John G.F. McLeod(1) President, Secretary and Treasurer	2007 2006 2005	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$52,500 $55,000 N/A	$52,500 $55,000 N/A
Norman S. Johnson(2) Chief Financial Officer	2007 2006 2005	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$37,222 $25,240 N/A	$37,222 $25,240 N/A

(1)	Mr. McLeod was appointed president on January 18, 2006
(2)	Mr. Johnson was appointed chief financial officer on May 1, 2006

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of November 30 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
John McLeod	165,000	335,000	0	$0.40	11/20/2012			0	0
Norman Johnson	214,500	435,500	0	$0.40	11/20/2012			0	0
Ernie Pratt	148,500	301,500	0	$0.40	11/20/2012			0	0
Mel Trethart	148,500	301,500	0	$0.40	11/20/2012			0	0

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to November 30, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

As of February 5, 2008, there were 40,888,471 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of February 5, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
John. G.F. McLeod 68 Sandstone Ridge Cres Okotos, AB Canada T1S 1R1	4,357,860(2)	10.66%
Ernie Pratt 236 Edforth Place NW Calgary, AB Canada T3A 3VC	2,323,939(3) [NTD – 1,000,000 held in Brant Investments Ltd., 1,000,000 held by Ernie Pratt and 175,439 held by Lateral Development]	5.68%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Mel Trethart 29264 West Laguna Drive Catherdral City, CA 92234 USA	701,132(4)	1.71%
Norman S. Johnson 179 Valley Stream Circle NW Calgary, AB Canada T3B 5W1	414,500(5)	1.01%
EH&P Investments AG Albisriedestrasse 164 Zurich CH 8084 Switzerland	2,220,000	5.42%
Directors and Executive Officers as a group	7,797,431 common shares	19.06%

(1)

Based on 40,888,471 shares of common stock issued and outstanding as of February 5, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Includes 165,000 stock options which are currently exercisable or are exercisable within 60 days.

(3)	Includes 148,500 stock options which are currently exercisable or are exercisable within 60 days.

(4)	Includes 148,500 stock options which are currently exercisable or are exercisable within 60 days.

(5)	Includes 214,500 stock options which are currently exercisable or are exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.      Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Item 13.      Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

Exhibit	Description
Number

3.2	Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

3.3	Certificate of Change filed with the Nevada Secretary of State on December 21, 2004 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2004).

3.4	Certificate of Change filed with the Nevada Secretary of State on January 18, 2006 (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on January 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2006).

(4)	Instruments Defining the Rights of Security Holders

4.1	2006 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

4.2	2007 Nonqualified Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2007).

(10)	Material Contracts

10.1	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007).

10.3	Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 13, 2006).

10.4	Investor Relations Consulting Agreement dated April 10, 2006 with Cypress Point Capital Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

10.5	Letter of Understanding with March Resources Corp. dated September 11, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2006).

10.6	Purchase and Sale Agreement with Aspire Capital, Inc. dated November 14, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007).

10.7

Seismic Option Farmin Agreement with Calstar Oil & Gas Ltd., Nomad Hydrocarbons Ltd., Nomad Hydrocarbons LLC, Daybreak Oil and Gas, Inc. and Consolidated Beacon Resources Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on July 13, 2007).

10.8	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on February 27, 2004).

(31)	Section 302 Certifications

31.1	Section 302 Certification of John G.F. McLeod (filed herewith).

31.2	Section 302 Certification of Norman S. Johnson (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification of John G.F. McLeod (filed herewith).

32.2	Section 906 Certification of Norman S. Johnson (filed herewith).

Item 14.      Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended November 30, 2007 and November 30, 2006:

Services		2007		2006
Audit fees		$35,378		$27,868
Audit Related Fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

Total fees		$35,378		$27,868

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by LBB & Associates Ltd., LLP, Certified Public Accountants for the fiscal years ended November 30, 2007 and November 30, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use LBB & Associates Ltd., LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA OIL & GAS CORPORATION

By:	/s/ John G.F. McLeod
John G.F. McLeod
President, Secretary, Treasurer and Director
(Principal Executive Officer)
March 11, 2008

By:	/s/ Norman S. Johnson
Norman S. Johnson
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John G.F. McLeod
John G.F. McLeod
President, Secretary, Treasurer and Director
(Principal Executive Officer)
March 11, 2008

By:	/s/ Norman S. Johnson
Norman S. Johnson
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
March 11, 2008

By:	/s/ Mel Trethart
Mel Trethart
Director
March 11, 2008

By:	/s/ Ernie Pratt
Ernie Pratt
Director
March 11, 2008