Form 10QSB
period 2008-02-29
CALIFORNIA OIL & GAS CORP
filed 2008-04-21
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

41,588,471 common shares issued and outstanding as of April 17, 2008.

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

California Oil & Gas Corporation

BALANCE SHEET

	February 29, 2008	November 30, 2007
	(unaudited)
ASSETS
Current assets
Cash	$93,163	238,140
Trade receivable, net	21,125	83,367
Joint interest billings receivables	6,857	1,134,581
Restricted cash - certificates of deposit	30,000	30,000
Deposits	16,250	16,250
Total current assets	167,395	1,502,338

Long term assets
Oil and gas properties, net (successful efforts method)	907,643	924,778
Property and equipment, net	2,013	2,119
	909,656	926,897

Total Assets	$1,077,051	$2,429,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$711,340	$1,964,200
Debentures, related parties	175,000	175,000
Total current liabilities	886,340	2,139,200

Total liabilities	886,340	2,139,200

Shareholders' equity

Common Stock - $.001 par value, 600,000,000 shares
authorized, 40,888,471 issued and outstanding	40,889	40,889
Additional paid in capital	3,950,380	3,741,018
Accumulated deficit	(3,800,558)	(3,491,872)
Total shareholders' equity	190,711	290,035

Total Liabilities & Shareholders' Equity	$1,077,051	$2,429,235

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended February 29,
	2008 and February 28, 2007
	2008	2007

REVENUES
Gas sales, net of royalty	$41,043	$-

EXPENSES
Production costs	13,500	-
General & administrative	74,360	86,829
Depletion and depreciation	52,507	87
Stock based compensation	209,362	40,938
Total expenses	349,729	127,854
Ope rating loss	(308,686)	(127,854)
Net loss	$(308,686)	$(127,854)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	40,888,471	38,614,768

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended February 29,
	2008 and February 28, 2007
	2008	2007
Cash flows from operating activities
Net loss	$(308,686)	$(127,854)
Adjustments to reconcile net loss to cash
used by operating activities
Depreciation and depletion	52,507	87
Stock based compensation	209,362	40,938
Net changes in:
Joint interest billing receivables	1,127,724	(10,056)
Trade receivables	62,242	-
Accounts payable and accrued liability	(1,252,860)	29,446
Net cash flows used in operating activities	(109,711)	(67,439)
Cash flows from investing activities
Acquisition of oil and gas properties	(35,266)	(1,105,008)
Net cash flows used in investing activities	(35,266)	(1,105,008)

Cash flows from financing activities
Proceeds from sale of common shares, net	-	574,911
Net cash flows provided by financing activities	-	574,911

Decrease in cash	(144,977)	(597,536)

Cash, beginning of period	238,140	709,502

Cash, end of period	$93,163	$111,966
Net cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash transactions:
Deposits reclassified to oil & gas properties	$-	$250,000

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

Notes to the Financial Statements February 29, 2008 (unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of California Oil & Gas Corporation (formerly Ucluelet Exploration Corp.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2007 as reported in Form 10-KSB, have been omitted.

2.	Common Stock

As of February 29, 2008, there were 40,888,471 common shares issued and 47,355,609 common shares, on a diluted basis.

The fair market value of the 2,500,000 options issued in November 2007 was valued at $838,212 and is being expensed ratably over the three year vesting period. Stock based compensation of $209,362 and $40,938 was expensed during the three months ended February 29, 2008 and February 28, 2007, respectively. The fair market value of the options was calculated using the Black-Scholes option pricing as follows:

2007
Risk free interest rate (%)	3.36
Volatility (%)	137
Expected life (years)	3

3.	Oil and Gas Properties

During the three month period ended February 29, 2008, the Company acquired certain non-producing oil and gas leases in California for $35,266. The Krotz Springs property, which is the Company’s only proved property, generated $41,043 in net revenues, after deducting royalties of $1,870 for the three months ended February 29, 2008. As of February 29, 2008 the net book value of the oil and gas properties was $907,643 which is made up of $40,138 from producing properties and $867,505 from unproven properties.

4.	Subsequent events

On April 9 2008, the Company issued 700,000 units of our company to one investor, who is the wife of the president of the Company, in a private placement at a price of $0.15 per unit for aggregate proceeds of US$105,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.20 per warrant share until the warrants expire on April 8, 2009.

California Oil & Gas Corporation

On or about April 1 2008, the Company received a petition filed by Daybreak Oil & Gas, Inc. in the Nineteenth Judicial District Court of the State of Louisiana, Parish of East Baton Rouge, Suit Number 562933, Division SEC.24. In that petition, Daybreak Oil & Gas alleges that the Company owes Daybreak Oil & Gas the amount of $587,464.55, being 25% of the cost of the #60 Haas-Hirsch well in the Krotz Springs Prospect, as the result of our breach of a Joint Operating Agreement in which we agreed to pay 25% of the costs associated with the well. Daybreak Oil & Gas is also seeking interest on the amounts alleged owing plus a reasonable attorneys fee and the costs of the action. Although the Company believes that California Oil & Gas Corporation does have defences to this action, The Company is currently seeking the advice of an attorney licensed to practice law in the State of Louisiana. As of February 29, 2008 the amount of the asserted damages (less interest and attorney fees) has been accrued by the Company. Ultimately, if litigation ensues and judgement requiring immediate payment results, there could be a significant adverse impact on the Company’s operations.

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

Plan of Operation and Cash Requirements

Overview

You should read the following discussion of our financial condition and results of operations together with our reviewed but unaudited financial statements and the notes to those reviewed but unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

California

To date, our partners in the East Slopes project have leased over 19,000 acres of mineral property in four prospect areas. During the next six months, these partners intend to finalize interpretation of a 3-D seismic program conducted over three of these four areas. Using this information and acting in consultation with our partners and Chevron U.S.A. Inc., we plan to select locations for four exploration wells.

On July 9, 2007 we, together with the other participants in the East Slopes project, entered into a seismic option farm-in agreement dated for reference June 21, 2007 with Chevron U.S.A. Inc. granting to Chevron an option to farm-in to a 50% interest in the East Slopes project if Chevron funded a High Definition 3-D Exploration Seismic Survey over a project area in the San Joaquin area of Southern California consisting of approximately 22,500 acres. The project area is comprised of 19,000 gross acres of mineral leaseholds to be contributed by our current partners and approximately 3,500 gross acres of mineral leaseholds contributed by Chevron, all of which has been subdivided into three prospect areas. Under the terms of the agreement, Chevron had the right, but was not obligated, to fund the high definition 3-D exploration seismic survey over the project area. The agreement provides that if Chevron chose to fund the survey (which they did), our company would act as the operator. The agreement also provides that if the survey was shot and the data are acquired, processed and delivered to the other parties to the agreement, Chevron will have earned 50% of the interest held by our partners in the 19,000 gross acres of mineral leaseholds contributed by them and our current partners would have the option to farm-in to a 50% interest in the 3,500 gross acres contributed to the project by Chevron by drilling four initial test wells on what all of our partners mutually agree to be the best exploration prospects within the seismic acquisition area. If this occurs, then our current partners as a group and Chevron will then each hold a 50% interest in the lands and wells. The agreement provides that our company would also be the operator for the purposes of drilling each of these four test wells. If after we have drilled these four test wells the parties decide to continue exploration in any of the prospect areas, Chevron will have the right, at its option, to become the operator in place of our company for the production phase. Beginning in mid-September, 2007, we began preliminary work on the 3-D seismic project and data acquisition began October 15, 2007. Field data acquisition for the 35.2 square mile seismic survey has been completed, the data have been processed and interpretation of the data is underway. With the exception of the 50% working interest recently acquired in 320 acres of leases in the Dyer Creek area, our company does not currently own any interest in this Eastern Slopes project. We have previously entered into a farm-in agreement with our current partners that gives us the ability to earn an interest. Under this agreement, and following interpretation of the seismic data derived from the High Definition 3-D Exploration Seismic Survey, we will have the option to earn a 12.5% interest (including recovery of 200% of costs) in the seismic area leases and wells by paying 25% of the cost of three wells in each of the three prospect areas covered by the seismic survey.

Under the farm-in agreement with Chevron, Chevron has a ‘call’ right to purchase any oil, gas or other hydrocarbons produced under the terms of the agreement at posted, competitive pricing.

We anticipate that we will spend approximately $1 million in an effort to earn an interest in the East Slopes project over the next 12 months.

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

Our company, in partnership with Consolidated Beacon Resources Ltd. (TSX-V:KBC-V), a Canadian public company, acquired from third parties a 50% interest in 320 acres of oil and gas leases in each of the Dyer Creek and Southeast Edison fields in the San Joaquin Basin in California. The Dyer Creek acreage (50% working interest) is within the area covered by the 3-D seismic survey and is subject to the Chevron farm-in. The Southeast Edison leases (50% working interest) are outside all areas of mutual interest. Both fields were productive in the 1940’s and were abandoned.

We have executed a Letter of Intent with Consolidated Beacon Resources Ltd. to acquire its interests in the San Joaquin Basin, which include an approximately 10% interest in both the southern and northern areas, Consolidated Beacon’s 50% working interest in the 320 acre Dyer Creek parcel and 50% of their 50% interest in the 320 acre Southeast Edison parcel. Consideration is to be $1,250,000 ($575,000 cash and the remainder in shares of our common stock at a deemed price of $0.50 per share). This transaction is contingent on approval by Consolidated Beacon’s shareholders, the TSX Venture stock exchange, financing and other regulatory approval.

Louisiana

At the South Krotz Springs project located in St. Landry Parish, gas sales from the Haas-Hirsch No. 1 well (formerly the began May 16, 2007.

The cost of the Krotz Springs well in Louisiana was significantly over budget. As a result, our share of the well drilling and completion costs increased from the original estimate of $1,000,000 to $2,277,058. We have paid $1,791,462 of this amount to the operator and $485,596 remains outstanding as at February 29, 2008. The operator has demanded payment of the balance. We do not currently have the resources available to pay the operator the balance due and we assigned our share of revenue from the well to the operator to reduce the outstanding amount owing. The operator has recently filed a lawsuit in State Court in Louisiana to recover the balance due. This lawsuit is discussed in more detail in the section of this Quarterly Report on Form 10-QSB, titled “Legal Proceedings”, beginning at page 20, below.

The well is currently producing. For the period December 2007 through February 2008 the revenues from this well, net of royalty, were $41,043. We believe that there will be no activity at Krotz Springs during the next 12 months. We have written down our investment in Krotz Springs by $2,037,000 as at November 30, 2007.

Our “E” project in Louisiana involves the potential exploration of a subterranean structure. Current operations involve leasing of acreage over the structure that our partners believe may be prospective for oil, gas and/or condensate. After leasing is completed, we expect that our partners will consider acquisition of 3-D seismic data. If interpretation of the seismic data identifies prospective locations, exploration wells might be planned and drilled. We believe that it is unlikely that a well will be drilled during the 12 month period ending April 30, 2009. The project is currently on hold and we anticipate only minimal expenditures over the next 12 months.

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

Financial Condition, Liquidity and Capital Resources

From inception on June 21, 2002 to November 30, 2006 (the date that we abandoned our mineral exploration business), we were engaged in the acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At February 29, 2008, we had a working capital deficiency of $718,945.

At February 29, 2008, our total assets of $1,077,051 consisted of current assets of $167,395 and oil and gas properties and other long term assets of $909,656. This compares with our assets at November 30, 2007 of $1,502,338 which consisted of cash and a deposit.

At February 29, 2008, our total liabilities were $886,340 compared to our liabilities of $2,139,200 as at November 30, 2007. The 59% decrease in these liabilities consisted primarily of a decrease in trade payables of $1,252,860.

On August 7, 2007, we closed a private placement of 363,636 units for gross proceeds of $200,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.55 per warrant share until the warrants expire on August 7, 2008.

On November 1, 2007, we closed a private placement of 315,791 units for gross proceeds of $180,001. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.67 per warrant share until the warrants expire on October 31, 2009.

On April 8, 2008, we closed a private placement of 700,000 units for gross proceeds of $105,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.20 per warrant share until the warrants expire on April 8, 2009.

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

Cash Requirements

We estimate that we will spend approximately $600,000 on general and administrative expenses over the next 12 months and approximately $4,400,000 on our oil and gas activities. Working capital requirements may increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the properties identified, if any.

Based on our current plan of operations, we do not have sufficient funds for the next 12 months. We believe that we will require additional funds to continue our operations. If we are unable to raise additional financing in the next 12 months, and we fail to otherwise generate any cash flow through operations, we will be required to modify our operations plan accordingly or even to cease operations altogether. These funds may be raised through equity financing, debt financing or other sources, and may result in substantial dilution of the equity ownership of our shares.

Specifically, we estimate our operating expenses for the next 12 months to be as follows:

Estimated Funding Required During the Twelve Month Period Ending April 30, 2009
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

Exploration and Development

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

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended November 30, 2007, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation. The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Management is currently analyzing the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141"). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for our company on January 1, 2009 and is not expected to have a significant impact on our financial statements.

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

We have historically incurred losses and through February 29, 2008 have incurred losses of $3,800,558 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

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

During the three month period ended February 29, 2008, we generated revenues from operations due to natural gas production from our well in Krotz Springs, Louisiana. This well commenced production in May 2007 and has generated oil and gas revenues, net of royalties, of $41,043 for the three month period ended February 29, 2008. We incurred a net loss of $308,686 for the three month period ended February 29, 2008 and $127,854 for the three month period ended February 28, 2007. We anticipate that we will continue to incur operating expenses in excess of revenues from operations unless and until we find oil or natural gas in sufficient quantities as will enable us to realize a profit or until we sell a property for a profit. On February 29, 2008, we had cash of $93,163. At February 29, 2008, we had a working capital deficiency of $718,945. We estimate our average monthly operating expenses to be approximately $50,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $4,400,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $5,719,000 to fund our continued operations and our working capital deficiency for the 12 month period ending April 30, 2009. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended November 30, 2007, which are included in our annual report on Form 10-KSB. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

If we are able to obtain additional funding by selling our equity securities, our existing shareholders may suffer substantial dilution.

We believe that we will require approximately $5,719,000 in additional funds to maintain or expand our operations over the next 12 months. We have historically raised funds required for this purpose from the sale of equity securities. While there can be no assurance that we will be able to raise any additional funds through the sale of our equity securities, any success may result in substantial dilution to our existing shareholders.

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

As of February 29, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except for the lawsuit described below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On or about April 1, 2008, we received a petition filed by Daybreak Oil & Gas, Inc. in the Nineteenth Judicial District Court of the State of Louisiana, Parish of East Baton Rouge, Suit Number 562933, Division SEC.24. In that petition, Daybreak Oil & Gas alleges that our company owes Daybreak Oil & Gas the amount of $587,464.55, being 25% of the cost of the #60 Haas-Hirsch well in the Krotz Springs Prospect, as the result of our breach of a Joint Operating Agreement in which we agreed to pay 25% of the costs to associated with the well. Daybreak Oil & Gas is also seeking interest on the amounts alleged owing plus a reasonable attorneys fee and the costs of the action. Although we believe that we do have defences to this action, we are currently seeking the advice of an attorney licensed to practice law in the State of Louisiana.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2008, we issued 700,000 units of our company to one investor, who is the wife of our president, in a private placement at a price of US$0.15 per unit for aggregate proceeds of US$105,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of US$0.20 per warrant share until the warrants expire on April 8, 2009. We issued these securities to one investor relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

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

10.8	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.9	Form of Subscription Agreement (US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2008).

10.10	Form of Subscription Agreement (Non-US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2008).

10.11	Form of Warrant Certificate (US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2008).

10.12	Form of Warrant Certificate (Non-US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2008).

10.13*	Subscription Agreement dated April 2, 2008 with Carol McLeod

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on February 27, 2004).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of John G.F. McLeod.

31.2*	Section 302 Certification of Norman S. Johnson.

(32)	Section 906 Certification

32.1*	Section 906 Certification of John G.F. McLeod.

32.2*	Section 906 Certification of Norman S. Johnson.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA OIL & GAS CORPORATION

/s/ John McLeod
John McLeod, President, Treasurer, Secretary and Director
(Principal Executive Officer)

Date: April 21, 2008

/s/ Norman S. Johnson
Norman S. Johnson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 21, 2008