Form 10QSB
period 2008-05-31
CALIFORNIA OIL & GAS CORP
filed 2008-07-21
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

41,588,471 common shares issued and outstanding as of July 21, 2008.

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

INSERT FINANCIAL STATEMENTS HERE

California Oil & Gas Corporation

BALANCE SHEETS

	May 31, 2008	November 30, 2007
	(unaudited)
ASSETS
Current assets
Cash	$18,976	238,140
Joint interest billings receivables	116,301	1,217,948
Restricted cash - certificates of deposit	30,000	30,000
Deposits	16,250	16,250
Total current assets	181,527	1,502,338

Long term assets
Oil and gas properties, net (successful efforts method)	870,663	924,778
Property and equipment, net	1,907	2,119
	872,570	926,897

Total Assets	$1,054,097	$2,429,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$682,364	$1,964,200
Debentures, related parties	175,000	175,000
Total current liabilities	857,364	2,139,200

Total liabilities and contingencies	857,364	2,139,200

Contingencies

Shareholders' equity

	41,589	40,889
Additional paid in capital	4,266,317	3,741,018
Accumulated deficit	(4,111,173)	(3,491,872)
Total shareholders' equity	196,733	290,035

Total Liabilities and Shareholders' Equity	$1,054,097	$2,429,235

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2008	2007	2008	2007

REVENUES
Gas sales, net of royalty	$64,603	$10,789	$105,646	$10,789

EXPENSES
Production costs	23,031	-	36,531	-
General & administrative	311,942	93,856	595,664	221,710
Depletion and depreciation	40,245	4,961	92,752	4,961
Impairment of oil and gas properties	-	253,209	-	253,209
Total expenses	375,218	352,026	724,947	479,880
Operating loss	(310,615)	(341,237)	(619,301)	(469,091)
Other income
Interest income	-	143	-	143
Net loss	$(310,615)	$(341,094)	$(619,301)	$(468,948)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding
Basic and diluted	41,300,693	39,561,237	41,091,203	39,225,033

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEM ENTS OF CASH FLOWS
(unaudited)

	For the six months ended M ay 31,
	2008	2007
Cash flows from operating activitie s
Net loss	$(619,301)	$(468,948)
Adjustments to reconcile net loss to cash
used by operating activities
Depreciation and depletion	92,752	4,961
Impairment of oil and gas properties	-	253,209
Stock based compensation	421,024	58,771
Net changes in :
Deposits	-	62,644
Joint interest billing receivables	1,101,648	(1,593)
Accounts payable and accrued liability	(1,281,837)	(74,992)
Net cash flows used in ope rating activitie s	(285,714)	(165,948)
Cash flows from investing activitie s
Acquisition of oil and gas properties	(38,425)	(1,535,385)
Net cash flows used in investing activitie s	(38,425)	(1,535,385)

Cash flows from financing activities
Proceeds from sale of common shares, net	104,975	1,074,911
Net cash flows provided by financing activitie s	104,975	1,074,911

Net de crease in cash	(219,164)	(626,422)

Cash, be ginning of pe riod	238,140	709,502

Cash, end of pe riod	$18,976	$83,080
Net cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash transactions:
Oil and gas properties financed with accounts payable	$-	$799,251
Deposits reclassified to oil & gas properties	$-	$250,000

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

Notes to the Financial Statements May 31, 2008
(unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of California Oil & Gas Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end November 30, 2007 as reported in Form 10-KSB, have been omitted.

2.	Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

3.	Common Stock

As of May 31, 2008, there were 41,588,471 common shares issued and 45,672,276 common shares, on a diluted basis.

On April 9, 2008, the Company issued 700,000 units of our company to one investor, who is the wife of the president of the Company, in a private placement at a price of $0.15 per unit for aggregate proceeds of US$105,000. Each unit consists of one common share and one half common share purchase warrant. Each full common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.20 per warrant share until the warrants expire on April 8, 2009. The fair market value of the 350,000 purchase warrants issued in April 2008 was valued at $24,190. The fair market value of the options was calculated using the Black-Scholes option pricing as follows: risk free interest rate %, 3.36; volatility %, 111; expected life, 2 years.

The fair market value of the 2,500,000 options issued in November 2007 was valued at $838,212 and is being expensed ratably over the three year vesting period. Stock based compensation of $421,024 and $58,771 was expensed during the six months ended May 31, 2008 and May 31, 2007, respectively. The fair market value of the options was calculated using the Black-Scholes option pricing as follows:

2007
Risk free interest rate (%)	3.36
Volatility (%)	137
Expected life (years)	3

4.	Oil and Gas Properties

During the six month period ended May 31, 2008, the Company acquired certain non-producing oil and gas leases in California for $38,425. The Krotz Springs property, which is the Company’s only proved property, generated $105,646 in net revenues, after deducting royalties of $6,454 for the six months ended

California Oil & Gas Corporation

May 31, 2008. This revenue is retained by the operator as payment of balances owed. See Litigation Contingency below. As of May 31, 2008 the net book value of the oil and gas properties was $870,663 which is made up of $870,663 from unproven properties.

5.	Litigation Contingency

On April 3, 2008, The Company received a petition filed by Daybreak Oil & Gas, Inc. in the Nineteenth Judicial District Court of the State of Louisiana, Parish of East Baton Rouge, Suit Number 562933, Division SEC.24. In that petition, Daybreak Oil & Gas alleges that the Company owes Daybreak Oil & Gas the amount of $587,465, being 25% of the cost of the #60 Haas-Hirsch well in the Krotz Springs Prospect, as the result of our breach of a Joint Operating Agreement in which we agreed to pay 25% of the costs associated with the well. Daybreak Oil & Gas is also seeking interest on the amounts alleged owing plus a reasonable attorney’s fee and the costs of the action. The Company has filed a statement of defense in the State of Louisiana. As of May 31, 2008 the full amount of the asserted damages, less attorney’s fees and interest, has been accrued by the Company. Ultimately, if litigation ensues and judgement requiring immediate payment results, there could be a significant adverse impact on the Company’s operations.

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

California

To date, our partners in the East Slopes project have leased over 19,000 acres of mineral property in four prospect areas. During the next six months, these partners intend to finalize interpretation of a 3-D seismic program conducted over three of these four areas. Using this information and acting in consultation with our partners and Chevron U.S.A. Inc., we plan to select locations for four exploration wells. Following agreement among the partners, we anticipate that drilling should begin during the next six months, with the four wells drilled by December

31, 2008, subject to equipment availability, government approvals (including environmental approvals) and the normal constraints of weather and financing.

On July 9, 2007, we, together with the other participants in the East Slopes project, entered into a seismic option farm-in agreement dated for reference June 21, 2007 with Chevron U.S.A. Inc. granting to Chevron an option to farm-in to a 50% interest in the East Slopes project if Chevron funded a High Definition 3-D Exploration Seismic Survey over a project area in the San Joaquin area of Southern California consisting of approximately 22,500 acres. The project area is comprised of 19,000 gross acres of mineral leaseholds to be contributed by our current partners and approximately 3,500 gross acres of mineral leaseholds contributed by Chevron, all of which has been subdivided into three prospect areas. Under the terms of the agreement, Chevron had the right, but was not obligated, to fund the high definition 3-D exploration seismic survey over the project area. The agreement provides that if Chevron chose to fund the survey (which they did), our company would act as the operator. The agreement also provides that if the survey was shot and the data are acquired, processed and delivered to the other parties to the agreement, Chevron will have earned 50% of the interest held by our partners in the 19,000 gross acres of mineral leaseholds contributed by them and our current partners would have the option to farm-in to a 50% interest in the 3,500 gross acres contributed to the project by Chevron by drilling four initial test wells on what all of our partners mutually agree to be the best exploration prospects within the seismic acquisition area. If this occurs, then our current partners as a group and Chevron will then each hold a 50% interest in the lands and wells. The agreement provides that our company would also be the operator for the purposes of drilling each of these four test wells. If after we have drilled these four test wells the parties decide to continue exploration in any of the prospect areas, Chevron will have the right, at its option, to become the operator in place of our company for the production phase. Beginning in mid-September, 2007, we began preliminary work on the 3-D seismic project and data acquisition began October 15, 2007. Field data acquisition for the 35.2 square mile seismic survey has been completed, the data have been processed and interpretation of the data is nearing completion, but final agreement on the initial four earning locations has not been reached. Meetings will be held with our partners in the near future to select these drilling locations, with drilling planned to follow as governed by equipment availability and permitting.

With the exception of the 50% working interest recently acquired in 320 acres of leases in the Dyer Creek area, our company does not currently own any interest in this Eastern Slopes project. We have previously entered into a farm-in agreement with our current partners that gives us the ability to earn an interest. Under this agreement, and following final interpretation of the seismic data derived from the High Definition 3-D Exploration Seismic Survey, we will have the option to earn a 12.5% interest (including recovery of 200% of costs) in the seismic area leases and wells by paying 25% of the cost of three wells in each of the three prospect areas covered by the seismic survey. Following the earning phase, our capital requirements would be to a 12.5% working interest.

Under the farm-in agreement with Chevron, Chevron has a ‘call’ right to purchase any oil, gas or other hydrocarbons produced under the terms of the agreement at posted, competitive pricing.

We anticipate that we will spend approximately $2 million to earn and maintain our interest in the East Slopes project over the next 12 months.

In the North project, basic exploration techniques have identified an area that could be prospective for shallow oil production. Over the next 12 months we plan to continue our geologic analysis of the area, the acquisition of oil and gas leases in areas considered prospective, and acquisition of 2-D and 3-D seismic data in anticipation of beginning exploratory drilling. We anticipate that we will spend approximately $500,000 on this project over the next 12 months, although the prime focus of our company during this period will be on operation of the initial drilling, and potential subsequent development of any exploration drilling successes, in the area covered by the 3-D seismic program.

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

We executed a Letter of Intent with Consolidated Beacon Resources Ltd. to acquire its interests in the San Joaquin Basin, which include an approximately 10% interest in both the southern and northern areas, Consolidated Beacon’s 50% working interest in the 320 acre Dyer Creek parcel and 50% of their 50% interest in the 320 acre Southeast Edison parcel. Consideration is to be $1,250,000 ($575,000 cash and the remainder in shares of our common stock at a deemed price of $0.50 per share). This transaction was conditioned on the approval of Consolidated Beacon’s shareholders, the TSX Venture Exchange, financing and other regulatory approval. Consolidated Beacon’s shareholders, at their Annual General Meeting on May 2, 2008, did not approve the transaction. As a result of the failure of the condition, the Letter of Intent has expired.

Louisiana

As we have previously disclosed, the cost of the Krotz Springs well in Louisiana was significantly over budget. As a result, our share of the well drilling and completion costs increased from the original estimate of $1,000,000 to $2,277,058. We have paid $1,856,671 of this amount to the operator and $420,387 remained outstanding at May 31, 2008. Although the operator has demanded payment of the balance, we have not made any further payments. We have previously assigned our share of revenue from the well to the operator and as revenue is received it goes to reduce the balance claimed by the operator. The operator has recently filed a lawsuit in State Court in Louisiana to recover the balance due. We believe that we have defences to this lawsuit. This lawsuit is discussed in more detail in the section of this Quarterly Report on Form 10-QSB, titled “Legal Proceedings”, beginning at page 16<>, below.

The well is currently producing. For the period December 2007 through May 2008 the revenues from this well, net of royalty, were $105,646. With the exception of ongoing production, we believe that there will be no activity at Krotz Springs during the next 12 months. As a result of a minor maintenance procedure, current well production has been significantly higher than in the past, which has resulted in higher revenue from the well. This revenue is paid directly to the partner who operated the drilling of the well to reduce any amount owing on the well.

Our “E” project in Louisiana involves the potential exploration of a subterranean structure. Current operations involve leasing of acreage over the structure that our partners believe may be prospective for oil, gas and/or condensate. After leasing is completed, we expect that our partners will consider acquisition of 3-D seismic data. If interpretation of the seismic data identifies prospective locations, exploration wells might be planned and drilled. We believe that it is unlikely that a well will be drilled during the 12 month period ending July 21, 2009. The project is currently on hold and we anticipate only minimal expenditures over the next 12 months. We are considering reducing our interest in this project through a sale or farm-out of our interest.

Other Activity

We expect to continue to investigate other opportunities within the oil and gas sector, both domestic and international, over the next 12 months. We anticipate that our costs for these activities over the next 12 months should be approximately $100,000.

Employees

We do not currently have any employees (other than our directors and officers who, at present, have not signed an employment or consulting agreement with us). One of our directors works full-time for our company, for which he earns a salary. We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. We have an agreement with one consultant who performs general administrative and clerical functions for our company on an as-needed basis.

Financial Condition, Liquidity and Capital Resources

From inception on June 21, 2002 to November 30, 2006 (the date that we abandoned our mineral exploration business), we were engaged in the acquisition and exploration of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At May 31, 2008, we had a working capital deficiency of $675,837.

At May 31, 2008, our total assets of $1,054,097 consisted of current assets of $181,527 and oil and gas properties and other long term assets of $872,570. This compares with our total assets at November 30, 2007 of $2,429,235 which consisted of current assets of $1,502,338 and long term assets of $926,897. The decrease in total assets is due to a decrease in accounts receivable of $1,101,647.

At May 31, 2008, our total liabilities were $857,364 compared to our liabilities of $2,139,200 as at November 30, 2007. The 60% decrease in these liabilities consisted primarily of a decrease in trade payables of $1,281,836.

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

On April 9, 2008, we closed a private placement of 700,000 units for gross proceeds of $105,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.20 per warrant share until the warrants expire on April 8, 2009.

Cash Requirements

Over the next 12 months, we intend to spend approximately $400,000 on general and administrative expenses, approximately $100,000 on the search for new opportunities and approximately $2,500,000 on our oil and gas activities. At May 31, 2008, we had cash of $18,976 and a working capital deficiency of $675,837. Our working capital requirements could increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the opportunities identified, if any.

Specifically, we estimate our operating expenses for the next 12 months to be as follows:

California Projects	$2,500,000

Acquisition evaluation	$100,000
General and Administrative	$400,000
Total	$3,000,000

We do not have the funds required to pay for our proposed expenditures over the next 12 months. If we cannot raise these funds when needed we will be required to scale down or discontinue our plan of operations. As we cannot assure a lender that we will be able to successfully explore and develop our properties, we believe that we will be unable to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will be able to do so on commercially reasonable terms, if at all. If we cannot raise the money that we need to in order to pursue our business plan, we may be forced to delay, scale back, or even eliminate our exploration activities. If this were to happen, our business could fail.

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

Going Concern

Our financial statements for the year ended November 30, 2007 were prepared assuming that we would continue as a going concern. As described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended November 30, 2007, which were included in our annual report on Form 10-KSB filed with the SEC on March 12, 2008, we have suffered recurring losses from operations, we have negative cash flows, we have a stockholders’ deficiency and we are dependent upon obtaining adequate financing in order to continue to pursue our business plan. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Standards

Management does not anticipate that any recently issued accounting pronouncements will have a material impact on the financial statements or cash flows of our company.

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

We have historically incurred losses and through May 31, 2008 have incurred losses of $4,111,173 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

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

RISK FACTORS

GENERAL STATEMENT ABOUT RISKS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

This quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements are statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report include statements about:

  Our future operating results,
  Our future capital expenditures,
  Our expansion and growth of operations, and
  Our future investments in and acquisitions of oil and natural gas properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  General economic and business conditions,
  Exposure to market risks in our financial instruments,
  Fluctuations in worldwide prices and demand for oil and natural gas,
  Fluctuations in the levels of our oil and natural gas exploration and development activities,
  Risks associated with oil and natural gas exploration and development activities,
  Competition for raw materials and customers in the oil and natural gas industry,
  Technological changes and developments in the oil and natural gas industry,
  Regulatory uncertainties and potential environmental liabilities, and the risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

During the three month period ended May 31, 2008, we generated revenues from operations due to natural gas production from our well in Krotz Springs, Louisiana. This well commenced production in May 2007 and has generated oil and gas revenues, net of royalties, of $64,603 for the three month period ended May 31, 2008. We incurred a net loss of $310,615 for the three month period ended May 31, 2008 and $341,094 for the three month period ended May 31, 2007. We anticipate that we will continue to incur operating expenses in excess of revenues from operations unless and until we find oil or natural gas in sufficient quantities as will enable us to realize a profit or until we sell a property for a profit. On May 31, 2008, we had cash of $18,976. At May 31, 2008, we had a working capital deficiency of $675,837. We estimate our average monthly operating expenses to be approximately $33,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $2,600,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $3,000,000 to fund our continued operations and our working capital deficiency for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we believe that we will not be able to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended November 30, 2007, which were included in our annual report on Form 10-KSB filed with the SEC on March 12, 2008. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

If we are able to obtain additional funding by selling our equity securities, our existing shareholders may suffer substantial dilution.

We believe that we will require approximately $3,000,000 in additional funds to maintain or expand our operations over the next 12 months. We have historically raised funds required for this purpose from the sale of equity securities. While there can be no assurance that we will be able to raise any additional funds through the sale of our equity securities, any success may result in substantial dilution to our existing shareholders.

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

With the exception of Mel Threthart, one of our directors who works for our company on a full-time basis managing the California program, our directors and executive officers are employed in other positions with other companies. As a result, they manage our company on a part-time basis. Because of this, the management of our company may suffer and our company could under-perform or fail.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal accounting and financial officer (our president, chief executive officer and chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of May 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about April 1, 2008, we received a petition filed by Daybreak Oil & Gas, Inc. in the Nineteenth Judicial District Court of the State of Louisiana, Parish of East Baton Rouge, Suit Number 562933, Division SEC.24. In that petition, Daybreak Oil & Gas alleges that our company is in breach of a Joint Operating Agreement which required that we pay to them an amount equal to 25% share of the cost of the #60 Haas-Hirsch well in the Krotz Springs Prospect. Daybreak Oil & Gas claims that the balance due to them on this obligation is $587,464.55 and they are claiming for this amount plus interest, a reasonable attorney’s fee and the costs of the action. We believe that we have defences to this action and we have consulted with an attorney licensed to practice law in the State of Louisiana in anticipation of filing a statement of defence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2008, we sold 700,000 units of our company to one investor in a private placement at a price of $0.15 per unit for gross proceeds of $105,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.20 per warrant share until the warrants expire on April 8, 2009. The investor is the wife of an officer of our company and is not a U.S. person. In closing this private placement we relied on the exemption from registration provided by Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 20, 2008, Norman Johnson resigned as our Chief Financial Officer. On the same date, we appointed John McLeod as our Chief Financial Officer. Mr. McLeod is currently our President, Secretary, Treasurer and a director of our company.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

3.2	Bylaws (incorporated by reference to the Company’s SB-2 Registration Statement filed January 23, 2003).

3.3	Certificate of Change filed with the Nevada Secretary of State on December 21, 2004 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2004).

Exhibit	Description
Number

3.4	Certificate of Change filed with the Nevada Secretary of State on January 18, 2006 (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2006).

3.5	Articles of Merger filed with the Nevada Secretary of State on January 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2006).

(4)	Instruments Defining the Rights of Security Holders

4.1	2006 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

4.2	2007 Nonqualified Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2007).

(10)	Material Contracts

10.1	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2006).

10.2	Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007).

10.3	Letter of Intent with Nomad Hydrocarbons LLC (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 13, 2006).

10.4	Investor Relations Consulting Agreement dated April 10, 2006 with Cypress Point Capital Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2006).

10.5	Letter of Understanding with March Resources Corp. dated September 11, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2006).

10.6	Purchase and Sale Agreement with Aspire Capital, Inc. dated November 14, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on March 15, 2007).

10.7

Seismic Option Farmin Agreement with Calstar Oil & Gas Ltd., Nomad Hydrocarbons Ltd., Nomad Hydrocarbons LLC, Daybreak Oil and Gas, Inc. and Consolidated Beacon Resources Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on July 13, 2007).

10.8	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.9	Form of Subscription Agreement (US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

10.10	Form of Subscription Agreement (Non-US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

10.11	Form of Warrant Certificate (US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

10.12	Form of Warrant Certificate (Non-US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

10.13	Subscription Agreement dated April 2, 2008 with Carol McLeod (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 21, 2008).

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 27, 2004).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of John G.F. McLeod.

(32)	Section 906 Certification

32.1*	Section 906 Certification of John G.F. McLeod.

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

Date: July 21, 2008