Form 10QSB
period 2008-08-31
CALIFORNIA OIL & GAS CORP
filed 2008-10-20
CIK 1213109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-50375

CALIFORNIA OIL & GAS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0389524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#2000, 633 – 6th Avenue SW, Calgary, Albert Canada T2P 2Y5
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

46,088,471 common shares issued and outstanding as of October 17, 2008.

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

California Oil & Gas Corporation

BALANCE SHEETS

	August 31, 2008	November 30, 2007
	(unaudited)
ASSETS
Current assets
Cash	$237,103	238,140
Joint interest billings receivables	113,384	1,217,948
Restricted cash - certificates of deposit	60,000	30,000
Deposits	7,065	16,250
Total current assets	417,552	1,502,338

Long term assets
Oil and gas properties, net (successful efforts method)	873,357	924,778
Property and equipment, net	1,907	2,119
Total long term assets	875,264	926,897

Total Assets	$1,292,816	$2,429,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$658,967	$1,964,200
Debentures, related parties	175,000	175,000
Advances, related parties	72,000	-
Loan payables, net of discount	221,700	-
Total current liabilities	1,127,667	2,139,200

Total liabilities	1,127,667	2,139,200

Contingencies

Shareholders' equity
Common Stock - $.001 par value, 600,000,000 shares
authorized, 42,088,471 and 40,888,471 issued and
outstanding as of August 31, 2008 and November 30,
2007 respectively	42,089	40,889
Additional paid in capital	4,361,855	3,741,018
Accumulated deficit	(4,238,795)	(3,491,872)
Total shareholders' equity	165,149	290,035

Total Liabilities and Shareholders' Equity	$1,292,816	$2,429,235

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months
	August 31,		ended August 31,
	2008	2007	2008	2007

REVENUES
Gas sales, net of royalty	$21,777	$65,806	$127,423	$76,595

EXPENSES
Production costs	10,672	-	47,203	-
General & administrative	124,918	160,517	717,964	374,010
Depletion and depreciation	-	4,961	92,752	18,139
Impairment of oil and gas properties	-	8	-	253,217
Total expenses	135,590	165,486	857,919	645,366
Operating loss	(113,813)	(99,680)	(730,496)	(568,771)
Other income and expense
Interest income	392	2	392	145
Interest expense	(14,201)	-	(16,819)	-
Net loss	$(127,622)	$(99,678)	$(746,923)	$(568,626)
Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average shares outstanding
Basic and diluted	41,653,688	39,820,766	41,279,380	39,597,933

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended August 31,
	2008	2007
Cash flows from operating activities
Net loss	$(746,923)	$(568,626)
Adjustments to reconcile net loss to cash
used by operating activities
Amortization of loan discount	14,200	-
Depreciation and depletion	92,752	18,139
Impairment of oil and gas properties	-	253,217
Stock based compensation	474,562	58,771
Net changes in :
Investment in certificate of deposit	(30,000)	-
Deposits	9,185	100,000
Joint interest billing receivables	1,104,565	(51,331)
Accounts payable and accrued liability	(1,305,234)	(25,586)
Net cash flows used in operating activities	(386,893)	(215,416)
Cash flows from investing activities
Acquisition of oil and gas properties	(41,119)	(1,704,656)
Net cash flows used in investing activities	(41,119)	(1,704,656)

Cash flows from financing activities
Proceeds from loan payable	250,000	-
Proceeds from advances from related party	72,000	-
Proceeds from sale of common shares, net	104,975	1,239,912
Net cash flows provided by financing activities	426,975	1,239,912

Net decrease in cash	(1,037)	(680,160)

Cash, beginning of period	238,140	709,502

Cash, end of period	$237,103	$29,342

Net cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non cash transactions:
Oil and gas properties financed with accounts payable	$-	$699,251
Deposits reclassified to oil & gas properties	$-	$250,000
Issuance of common shares in connection with the
issuance of loan payable	$42,500	$-

The accompanying notes are an integral part of these financial statements

California Oil & Gas Corporation

Notes to the Financial Statements August 31, 2008
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

As of August 31, 2008, there were 42,088,471 common shares issued and 45,672,276 common shares, on a diluted basis.

On April 9, 2008, the Company issued 700,000 units of our company to one investor, who is the wife of the president of the Company, in a private placement at a price of $0.15 per unit for aggregate proceeds of US$105,000. Each unit consists of one common share and one half common share purchase warrant. Each full common share purchase warrant entitles the holder to purchase one additional common share of our company at a price of $0.20 per warrant share until the warrants expire on April 8, 2009. The fair market value of the 350,000 purchase warrants issued in April 2008 was valued at $24,190. The fair market value of these warrants was calculated using the Black Scholes option pricing with the following assumption; risk free interest rate – 3.36%, volatility – 111%, expected life of two years.

On August 19, 2008, we issued 500,000 shares of our company to one investor in consideration for a loan of $250,000 ($221,700 net of discount as at August 31, 2008). The 500,000 shares were valued at $42,500 and, as at August 31, 2008, $14,200 of this value was charged to interest expense in the third quarter of 2008. The lender is not a U.S. person and we relied on the exemption from the requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

The fair market value of the 2,500,000 options issued in November 2007 was valued at $838,212 and is being expensed ratably over the three year vesting period. Stock-based compensation of $474,562 and $58,771 was expensed during the nine months ended August 31, 2008 and August 31, 2007, respectively. The fair market value of the options was calculated using the Black-Scholes option pricing as follows:

2007

Risk free interest rate (%)	3.36

Volatility (%)	137

Expected life (years)	3

California Oil & Gas Corporation

4.	Oil and Gas Properties

During the nine month period ended August 31, 2008, the Company acquired certain non-producing oil and gas leases in California for $41,119. The Krotz Springs property, which is the Company’s only proved property, generated $127,423 in net revenues, after deducting royalties of $5,711 for the nine months ended August 31, 2008. As of August 31, 2008, the net book value of the oil and gas properties was $873,357 which is made up of $873,357 from unproven properties.

As at August 31, 2008 the Krotz Springs property is fully depleted.

5.	Litigation Contingency

On April 3, 2008, The Company received a petition filed by Daybreak Oil & Gas, Inc. in the Nineteenth Judicial t Court of the State of Louisiana, Parish of East Baton Rouge, Suit Number 562933, Division SEC.24. In that petition, Daybreak Oil & Gas alleges that the Company owes Daybreak Oil & Gas the amount of $587,465, being 25% of the cost of the #60 Haas-Hirsch well in the Krotz Springs Prospect, as the result of our breach of a Joint Operating Agreement in which we agreed to pay 25% of the costs associated with the well. Daybreak Oil & Gas is also seeking interest on the amounts alleged owing plus a reasonable attorney’s fee and the costs of the action. The Company has filed a statement of defense in the State of Louisiana. As of August 31, 2008, the full amount of the asserted damages, less attorney’s fees and interest, has been accrued by the Company. Ultimately, if litigation ensues and judgement requiring immediate payment results, there could be a significant adverse impact on the Company’s operations. Daybreak Oil & Gas, as operator and with the Company’s permission, retains the royalty income earned by the Company on the aforementioned producing well, and offsets these amounts against the balance of operating costs they claim is owed to them by the Company. Accordingly, the Company has no cash flow from its revenue stream.

6.	Related Party

During the three month period ended August 31, 2008, the Company received advances from a corporation controlled by an officer of the company. In total $72,000 was advanced to the Company. There are no repayment terms on these advances and no interest expense was calculated.

7.	Loan Payable

On August 14, 2008, we signed a loan agreement with Humboldt Capital Corporation whereby Humboldt Capital Corporation agreed to loan to our company $250,000 in consideration for the issuance of 500,000 shares of our common stock to Humboldt Capital Corporation. A fair value of $42,500 was attributed to this consideration and expensed in the third quarter of 2008.

The loan is due and payable on September 30, 2008 together with interest from the date of the advance to September 30, 2008 at a rate of 10% per annum.

8.	Subsequent Events

On September 29, 2008 the Company sold 4,000,000 shares to one investor in a private placement of $0.05 per share for proceeds of $200,000. The investor is the wife of an officer of the Company and is not a U.S. person. In closing the private placement the Company relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On September 1, 2008 the Company entered into a $100,000 loan agreement with a non related party investor. In consideration for the investor making the loan, the Company has issued to the investor a promissory note due December 31, 2009 and warrants to buy up to 2,000,000 shares of the Company's common stock at an initial exercise price of $0.12 per share. If the promissory note is not repaid in full on or before December 31, 2009 or if sooner, upon the occurrence of an Event of Default as defined in the promissory note agreement, permitting acceleration of the Obligations hereunder, the outstanding principal and all accrued interest may be converted, in Lender's sole and absolute discretion, into shares of the Company's common stock at a conversion price equal to six ($0.06) cents per share.

California Oil & Gas Corporation

The Company received an extension on the loan payable of $250,000 due to Humboldt Capital Corporation. An extension was granted until November 15, 2008.

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

California

To date, our partners in the East Slopes project have leased over 19,000 acres of mineral property in four prospect areas. Initial interpretation of a 3-D seismic program conducted over three of these four areas has been completed. Using this information and acting in consultation with our partners and Chevron U.S.A. Inc., we have selected locations for four exploration earning wells. We anticipate that drilling should begin during the next four weeks, with the four wells drilled by December 31, 2008, subject to equipment availability, government approvals (including environmental approvals) and the normal constraints of weather and financing.

On July 9, 2007, we, together with the other participants in the East Slopes project, entered into a seismic option farm-in agreement dated for reference June 21, 2007 with Chevron U.S.A. Inc. granting to Chevron an option to farm-in to a 50% interest in the East Slopes project if Chevron funded a High Definition 3-D Exploration Seismic Survey over a project area in the San Joaquin area of Southern California consisting of approximately 22,500 acres. The project area is comprised of 19,000 gross acres of mineral leaseholds to be contributed by our current partners and approximately 3,500 gross acres of mineral leaseholds contributed by Chevron, all of which has been subdivided into three prospect areas. Under the terms of the agreement, Chevron had the right, but was not obligated, to fund the high definition 3-D exploration seismic survey over the project area. The agreement provides that if Chevron chose to fund the survey (which they did), our company would act as the operator. The agreement also provides that if the survey was shot and the data are acquired, processed and delivered to the other parties to the agreement, Chevron will have earned 50% of the interest held by our partners in the 19,000 gross acres of mineral leaseholds contributed by them and our current partners would have the option to farm-in to a 50% interest in the 3,500 gross acres contributed to the project by Chevron by drilling four initial test wells on what all of our partners mutually agree to be the best exploration prospects within the seismic acquisition area. If this occurs, then our current partners as a group and Chevron will then each hold a 50% interest in the lands and wells. The agreement provides that our company would also be the operator for the purposes of drilling each of these four test wells. If after we have drilled these four test wells the parties decide to continue exploration in any of the prospect areas, Chevron will have the right, at its option, to become the operator in place of our company for the production phase. Beginning in mid-September, 2007, we began preliminary work on the 3-D seismic project and data acquisition began October 15, 2007. Field data acquisition for the 35.2 square mile seismic survey has been completed, the data have been processed and an initial interpretation of the data has been completed. Final agreement on the initial four exploration earning well has been reached. Drilling is planned to follow as governed by equipment availability, surface access and permitting. Drilling permits have been obtained for three of the four well locations, and an application for a drilling permit has been submitted for the fourth well. Approval is pending.

With the exception of the 50% working interest (reduced to 25% through the farm-in by Chevron) recently acquired in 320 acres of leases in the Dyer Creek area, our company does not currently own any interest in this Eastern Slopes project. We have previously entered into a farm-in agreement with our current partners that gives us the ability to earn an interest. Under this agreement, and following final interpretation of the seismic data derived from the High Definition 3-D Exploration Seismic Survey, we will have the option to earn a 12.5% interest (including recovery of 200% of costs) in the seismic area leases and wells by paying 25% of the cost of three wells in each of the three prospect areas covered by the seismic survey. We have elected to exercise the option and plan to participate in the program. Following the earning phase, our capital requirements would be to a 12.5% working interest.

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

Our company, in partnership with Consolidated Beacon Resources Ltd. (TSX-V:KBC-V), a Canadian public company, acquired from third parties a 50% interest in 320 acres of oil and gas leases in each of the Dyer Creek and Southeast Edison fields in the San Joaquin Basin in California. The Dyer Creek acreage (50% working interest) is within the area covered by the 3-D seismic survey and was subject to the Chevron farm-in which reduced our interest to 25%. The Southeast Edison leases (50% working interest) are outside all areas of mutual interest. Both fields were productive in the 1940’s and were abandoned.

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

Louisiana

As we have previously disclosed, the cost of the Krotz Springs well in Louisiana was significantly over budget. As a result, our share of the well drilling and completion costs increased from the original estimate of $1,000,000 to $2,277,058. We have paid $1,913,796 of this amount to the operator and $363,262 remained outstanding at August 31, 2008. Although the operator has demanded payment of the balance, we have not made any further payments. We have previously assigned our share of revenue from the well to the operator and as revenue is received it goes to reduce the balance claimed by the operator. The operator has recently filed a lawsuit in State Court in Louisiana to recover the balance due. We believe that we have defences to this lawsuit. This lawsuit is discussed in more detail in the section of this Quarterly Report on Form 10-QSB, titled “Legal Proceedings”, beginning at page 15, below.

The well is currently producing. For the period December 2007 through August 2008 the revenues from this well, net of royalty, were $127,423. With the exception of ongoing production, we believe that there will be no activity at Krotz Springs during the next 12 months. As a result of a minor maintenance procedure, current well production has been significantly higher than in the past, which has resulted in higher revenue from the well. This revenue is paid directly to the partner who operated the drilling of the well to reduce any amount owing on the well.

Our “E” project in Louisiana involves the potential exploration of a subterranean structure. Current operations involve leasing of acreage over the structure that our partners believe may be prospective for oil, gas and/or condensate. After leasing is completed, we expect that our partners will consider acquisition of 3-D seismic data. If interpretation of the seismic data identifies prospective locations, exploration wells might be planned and drilled. We believe that it is unlikely that a well will be drilled during the 12 month period ending October 20, 2009. The project is currently on hold and we anticipate only minimal expenditures over the next 12 months. We are considering reducing our interest in this project through a sale or farm-out of our interest.

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

At August 31, 2008, we had a working capital deficiency of $710,115.

At August 31, 2008, our total assets of $1,292,816 consisted of current assets of $417,552 and oil and gas properties and other long term assets of $875,264. This compares with our total assets at November 30, 2007 of $2,429,235 which consisted of current assets of $1,502,338 and long term assets of $926,897. The decrease in total assets is primarily due to a decrease in accounts receivable of $1,104,564.

At August 31, 2008, our total liabilities were $1,127,667 compared to our liabilities of $2,139,200 as at November 30, 2007. The 45% decrease in these liabilities consisted primarily of a decrease in trade payables of $1,305,233.

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

On August 14, 2008, we signed a loan agreement with Humboldt Capital Corporation whereby Humboldt Capital Corporation agreed to loan to our company $250,000 ($221,700 net of discount) in consideration for the issuance of 500,000 shares of our common stock to Humboldt Capital Corporation. The loan is due and payable on September 30, 2008 together with interest from the date of the advance to September 30, 2008 at a rate of 10% per annum. We were granted an extension on the repayment of the loan to November 15, 2008.

On August 19, 2008, we issued 500,000 shares of our company in consideration for a loan of $250,000.

On September 1, 2008, we issued a promissory note to one accredited investor in the amount of $100,000. As part of the consideration for the loan evidenced by this promissory note, we issued warrants to purchase up to 2,000,000 shares of our common stock at an initial exercise price of $0.12 (subject to adjustment). The promissory note is due December 31, 2009. If we do not repay the loan by that date, or if we default in our obligations under the promissory note prior to maturity, the principal and all accrued interest may be converted, at the lender’s option, into shares of our common stock at a conversion price equal to $0.06 per share.

On September 29, 2008, we closed a private placement of 4,000,000 shares of our company for gross proceeds of $200,000.

Cash Requirements

Over the next 12 months, we intend to spend approximately $400,000 on general and administrative expenses, approximately $100,000 on the search for new opportunities and approximately $2,500,000 on our oil and gas activities. At August 31, 2008, we had cash of $237,103 and a working capital deficiency of $710,115. Our working capital requirements could increase if we identify, assess and acquire one or more new oil and gas exploration or development properties during the year. The amount of the increase will depend, to a large extent, on the nature of the opportunities identified, if any.

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

We have historically incurred losses and through August 31, 2008 have incurred losses of $4,238,795 since inception. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we establish the existence of a reserve on any of our properties and put a well into production. There can be no assurance that we can do so or that, even if we are successful in doing so that we will be able to operate profitably.

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

During the three month period ended August 31, 2008, we generated revenues from operations due to natural gas production from our well in Krotz Springs, Louisiana. This well commenced production in May 2007 and has generated oil and gas revenues, net of royalties, of $21,777 for the three month period ended August 31, 2008. We incurred a net loss of $127,622 for the three month period ended August 31, 2008 and $99,678 for the three month period ended August 31, 2007. We anticipate that we will continue to incur operating expenses in excess of revenues from operations unless and until we find oil or natural gas in sufficient quantities as will enable us to realize a profit or until we sell a property for a profit. On August 31, 2008, we had cash of $237,103. At August 31, 2008, we had a working capital deficiency of $710,1155. We estimate our average monthly operating expenses to be approximately $33,000 each month, excluding exploration but including general and administrative expense and investor relations expenses. We estimate that we will need approximately $2,600,000 for drilling, exploration, leasing and other exploration and development costs arising from our exploration activities during the next 12 months. Therefore, we believe that we will require approximately $3,000,000 to fund our continued operations and our working capital deficiency for the next 12 months. As we cannot assure a lender that we will be able to successfully acquire, explore and develop oil and gas properties, we believe that we will not be able to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue to acquire, explore and develop oil and gas properties, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

As of August 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about April 1, 2008, we received a petition filed by Daybreak Oil & Gas, Inc. in the Nineteenth Judicial District Court of the State of Louisiana, Parish of East Baton Rouge, Suit Number 562933, Division SEC.24. In that petition, Daybreak Oil & Gas alleges that our company is in breach of a Joint Operating Agreement which required that we pay to them an amount equal to 25% share of the cost of the #60 Haas-Hirsch well in the Krotz Springs Prospect. Daybreak Oil & Gas claims that the balance due to them on this obligation is $587,464.55 and they are claiming for this amount plus interest, a reasonable attorney’s fee and the costs of the action. We have filed a statement of defence in the State of Louisiana. As of August 31, 2008 the full amount of the asserted damages, less attorney’s fees and interest, has been accrued by our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2008, we issued 500,000 shares of our company to one investor in consideration for a loan of $250,000. The lender is not a U.S. person and we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

On September 29, 2008, we sold 4,000,000 shares of our company to one investor in a private placement at a price of $0.05 per share for proceeds of $200,000. The investor is the wife of an officer of our company and is not a U.S. person. In closing the private placement we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

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

10.8	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2007).

10.9	Form of Subscription Agreement (US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

10.10	Form of Subscription Agreement (Non-US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

Exhibit	Description
Number

10.11	Form of Warrant Certificate (US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

10.12	Form of Warrant Certificate (Non-US Subscriber) (incorporated by reference from our Current Report on Form 8-K filed on November 11, 2007).

10.13	Subscription Agreement dated April 2, 2008 with Carol McLeod (incorporated by reference from our Quarterly Report on Form 10-QSB filed on April 21, 2008).

10.14

Loan Agreement dated August 5, 2008 with Humboldt Capital Corporation (signed by our company on August 14, 2008) (incorporated by reference from our Current Report on Form 8-K filed on August 21, 2008)

10.15	Subscription Agreement dated September 29, 2008 with Carol McLeod (incorporated by reference from our Current Report on Form 8-K filed on October 1, 2008)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on February 27, 2004).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of John G.F. McLeod.

(32)	Section 906 Certification

32.1*	Section 906 Certification of John G.F. McLeod.

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

Date: October 20, 2008